Form 10-K
period 1996-03-31
AUTOLEND GROUP INC
filed 1996-07-17
CIK 851697

- -------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED MARCH 31, 1996 COMMISSION FILE NO. 1-10569

                              AUTOLEND GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                             22-3137244
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

          930 WASHINGTON AVENUE,
          MIAMI BEACH, FLORIDA                                      33139
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (305) 673-2700

           Securities registered pursuant to Section 12(b) of the Act:

       Title of Class                       Name of Exchange on Which Registered
Common Stock, $.002 par value                       Boston Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

           -- Units                           -- Redeemable Class A Warrants
           -- Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days.
YES    X    NO
      ---      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of June 21, 1996 the  registrant  had 4,634,530  shares of Common Stock
outstanding.   The   aggregate   market  value  of  the  Common  Stock  held  by
non-affiliates as of June 21, 1996 was approximately $3,288,834 million.


- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

BACKGROUND

        AutoLend Group, Inc. ("AutoLend" or the "Company") is a consumer finance company which, through its wholly-owned subsidiaries AutoLend IAP, Inc., AutoLend Corporation, LB NM, Inc. ("LB NM") and American Life Resources Group, Inc. ("ALRG") is engaged in the business of (i) providing short term (2 to 6 weeks) financing to selected used car dealers for purchases of used automobiles at certain regional auctions throughout the United States (the "Inventory
Assistance   Program,"  or  "IAP"),  (ii)  maintaining  a  portfolio  of  retail installment loan contracts purchased from independent and franchised used automobile dealers ("Installment Contracts Receivable"), and (iii) maintaining a portfolio of life insurance policies ("Policies") purchased from individuals facing life-threatening illnesses, a business generically referred to as viatical settlements.

        Unless the context indicates otherwise, all references to the "Company" include AutoLend Group, Inc. and its wholly-owned subsidiaries, AutoLend IAP, Inc. (Inventory Assistance Program), AutoLend Corporation (Installment Contracts Receivable portfolio management), LB NM (viatical settlements) and American Life Resources Group, Inc. (viatical settlements).

        The Company's viability as a going concern is dependent upon the successful closing of the Settlement (as hereinafter defined), the restructuring of its obligations and asset base, and ultimately, a return to profitability. The Company has been operating at a loss and has incurred operating losses in the last three years. Management has initiated a plan to terminate certain of its operations and to improve the profitability of the Company. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Based upon an analysis of market factors and growth potential, as well as an evaluation of the Company's liquidity and capital resources, since December 22, 1995 the Company has ceased to purchase Installment Contracts Receivable and since September 29, 1994 to purchase Policies, and does not at this time intend to recommence such activities.

INVENTORY ASSISTANCE PROGRAM

        AutoLend launched a new financing product in March 1995 called the AutoLend Inventory Assistance Program. The IAP program is similar to the "floor plan" financing plans offered by automobile manufacturers to their new car dealers. Dealers registered to purchase cars at participating auctions may qualify for an IAP credit line to allow them to finance the auction purchase of automobiles for terms of two, four or six weeks. The amount of the credit line and the length of term depend upon the applicant's business and credit history.

        The IAP program is targeted at the independent dealer who requires short-term credit for purchases of used autos at selected regional auctions. In exchange for a servicing fee and interest charges, approved dealers become eligible for 100% financing of the purchase price of cars they purchase at an AutoLend-affiliated auction. This financing, which is commonly referred to as "floor plan" financing, typically extends for periods ranging from 2 to 6 weeks from the time of purchase.

        On June 30, 1995, IAP and the Company entered into an agreement (the "ServNet Agreement") with ServNet, Inc. ("ServNet"), an association of 17 independent used car auctions, with a term of ten years, subject to renewals. Pursuant to the ServNet Agreement, ServNet agreed to use its best efforts to cause its constituent auctions to enter into agreements ("AutoLend Auction Agreements") with IAP to allow IAP the exclusive opportunity to provide floor plan financing for dealers purchasing cars at the participating auctions. Pursuant to the ServNet Agreement, IAP will pay to ServNet a fee calculated based upon volume or net profits, whichever results in a greater fee.

        To date, IAP has entered into AutoLend Auction Agreements with 11 ServNet auctions for ten year terms.

        IAP's accounting system is coordinated with the systems of participating ServNet auctions. On auction day, qualified buyers are given a computer-generated report that itemizes the status and recent history of their account and indicates their available IAP credit. At the time of payment, buyers advise auction cashiers that they wish to access their IAP credit line. The buyer must then provide a check for the aggregate administration fee and interest due for all cars purchased, which is made out to IAP and is deposited immediately; and separate checks for each car representing the principal amount of each car purchased plus the auction buyer's fee based upon the purchase price of the financed automobile, which are held in safekeeping. The principal checks are held by the ServNet auction along with the title for each car purchased. The titles are released to the dealer upon satisfaction of the buyer's obligation to IAP, either once the checks have cleared at the end of the finance period or by prepayment. If the dealer pre-pays, no pre-payment penalty is charged and unearned interest is rebated to the dealer.

        Each dealer applicant is subjected to an investigation that includes a review of credit bureau reports, bank references, auction references, trade references, verification that the dealer is bonded, insurance review, lien searches and verification that the applicant is in good standing with any relevant state licensing authority. In some instances where a ServNet auction has specifically requested that certain borderline applicants be approved, the particular ServNet auction guarantees the loan to IAP.

        Under the terms of the proposed settlement of the stockholder derivative litigation against the Company (the "Settlement"), AutoLend IAP, Inc. will be sold by the Company. See "Item 3 -- Legal Proceedings."

INSTALLMENT CONTRACTS RECEIVABLE

        From May 20, 1994 through December 22, 1995 the Company purchased Installment Contracts Receivable, which the Company currently plans to hold in its portfolio until maturity.

        Installment Contracts Receivable that met the Company's underwriting standards were acquired on either an individual basis after the Company had reviewed and approved the automobile purchaser's credit application (a "point of sale purchase"), or on a group basis through purchase of a dealer's portfolio of existing installment contracts (a "bulk purchase").

        The maturity of AutoLend's purchased Installment Contracts Receivable ranged from periods of 3 months to 24 months from their respective dates of purchase at annual interest rates ranging from 21% to 40%. Generally, all such Installment Contracts Receivable were repayable in installments but may be repaid, without penalty, prior to maturity. The average period to maturity of Installment Contracts Receivable in the Company's portfolio at March 31, 1996 was 17 months.

        To achieve an acceptable rate of return and provide for credit risk, Installment Contracts Receivable were purchased from dealers at a discount to the remaining principal balance. The amount of the discount reflected, among other things, a contract's interest rate, remaining term and credit risk.

        In January 1996, in order to reduce general and administrative expenses, the Company began to outsource collection functions in connection with its Installment Contracts Receivable under an agreement with LSI Financial Corp. ("LSI"), a leading third party servicing company specializing in servicing portfolios of subprime automobile receivables. Under the agreement LSI receives a flat service fee per active loan per month plus certain expenses in connection with any repossessions.

VIATICAL SETTLEMENTS

        From 1991 to 1994 the Company purchased Policies insuring individuals generally having a projected life expectancy at the date of purchase of 24 months or less and generally paid 55 to 80 percent of the death benefits of such Policies. The actual amount paid was determined by the Company through the use of a proprietary formula which weighs various factors. The Policyholder assigned his or her Policy to the Company, which became the holder and beneficiary of the Policy and receives the payout upon maturity from the insurance company.

        On May 8, 1995 and July 18, 1995, the Company entered into agreements with Viaticus, Inc. ("Viaticus"), an affiliate of the CNA Insurance Companies, providing for the assignment to Viaticus of the benefits under certain of the insurance policies held by the Company's wholly-owned subsidiaries ALRG and LB NM.

        Under the agreements, ALRG and LB NM received consideration for each of the assigned Policies when Viaticus received an acknowledgement from the insurer of the assignment of the Policy. During the fiscal year ended March 31, 1996, approximately $17.5 million has been received as payment for policies with completed assignments to Viaticus and there are no outstanding amounts receivable under the agreements as of March 31, 1996.

        In conjunction with the sales to Viaticus, the remaining goodwill and other intangibles related to the purchases of the viatical business in 1993 and 1991 have been fully amortized. The Company does not currently anticipate any new purchases of Policies.

EMPLOYEES

        At March 31, 1996, the Company and its subsidiaries had 20 full-time employees. The Company believes its relations with its employees are good and that there will be no substantial problem in recruiting additional qualified employees to accommodate future growth.

COMPETITION

        While management is not aware of any existing competition for the short-term financing of purchases by used car dealers at ServNet auctions, competition could develop from several potential sources. Although banks have traditionally declined to provide "floor plan" financing for independent used car dealers for high mileage used cars, they could pose significant competition if they decided to enter this market. Similarly, most finance companies do not currently engage in "floor plan" lending, but could move into the business of providing credit to used car dealers. This particular source of competition is likely to develop from finance companies who are engaged in purchasing receivables from used car dealers. These companies frequently have a well developed understanding of, and established relationships with, dealers, as well as knowledge of their inventory and other potential collateral.

        Although the Company's agreement with ServNet requires ServNet to promote and encourage its independent member auctions to use the Company's financing program, particular auctions cannot be required to participate and may have existing individual in-house financing programs. Participating ServNet auctions, however, may not provide short-term financing unless either IAP declines the particular dealer or an in-house financing program previously existed.

        Another source of competition consists of financing plans offered by other auction companies. Under the ServNet Agreement, the Company has exclusive access to the participating ServNet auctions. However, other finance companies and competitive auctions are currently providing off-premises financing to ServNet dealers. Some of the Company's competitors have substantially greater financial resources than the Company and are able to offer rates and fees that are lower and other terms that are more favorable than those offered by the Company.

GOVERNMENT REGULATION

        Inventory Assistance Program

        In each state in which the Company conducts its IAP business, the Company and/or IAP must obtain a license to do business and/or a certificate of authority. The Company and/or IAP is duly licensed to conduct its business in each state in which it conducts its business and all such licenses are current and in good order. The provision of finance to dealers may be subject to the addition regulations set forth below under the heading "Installment Contracts Receivable."

        Installment Contracts Receivable

        Numerous Federal and State consumer protection laws and related regulations impose substantial requirements upon lenders and services involved in consumer finance. These laws include, but are not limited to, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Billing Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z, state adaptations of the National Consumer Act and of the Uniform Consumer Credit Code, state motor vehicle retail installments sales acts, retail installment sales acts and other similar laws. Also, state laws impose finance charge ceilings and other restrictions on consumer transactions and require contract disclosures in addition to those required under Federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In some cases, this liability could affect an assignee's ability to enforce consumer finance contracts such as the Installment Contracts Receivable.

        The so-called "Holder in Due Course" Rule of the Federal Trade Commission (the "FTC Rule"), the provisions of which are generally duplicated by the Uniform Consumer Credit Code, other state statutes or the common law in certain states, is intended to defeat the ability of the transferor of a consumer credit contract (such as the Installment Contracts Receivable), which transferor is the seller of the goods that gave rise to the transaction, to transfer such contract free of notice of claims by the debtor thereunder. The effect of this rule is to subject the assignee of such a contract to all claims and defenses which the borrower under the contract could assert against the seller of goods. Most of the Installment Contracts Receivable are subject to the requirements of the FTC Rule. Accordingly, the Company, as holder of the Installment Contracts Receivable, may be subject to any claims or defenses that the purchaser of the auto may assert against the seller of the auto. Such claims are limited to a maximum liability equal to the amounts paid by the borrower on the Installment Contracts Receivable. The borrower may also assert the rule to offset remaining amounts due on the Installment Contracts Receivable as a defense against any claim brought by the Company against such borrower.

        Under most state motor vehicle dealer licensing laws, sellers of motor vehicles are required to be licensed to sell motor vehicles. Furthermore, federal odometer regulations promulgated under the Motor Vehicle Information and Cost Savings Act require that all sellers of new and used vehicles furnish a written statement signed by the seller certifying the accuracy of the odometer reading. If a seller was not properly licensed or if an odometer disclosure statement was not provided to the purchaser of an auto, the borrower may be able to assert a defense against the seller of the vehicle.

        Courts have imposed general equitable principles on secured parties pursuing repossession of collateral or litigation involving deficiency balances. These equitable principles may have the effect of relieving a borrower from some or all of the legal consequences of a default.

        In several cases, borrowers have asserted that the self-help remedies of secured parties under the UCC and related laws violate the due process protection provided under the 14th Amendment to the Constitution of the United States. Courts have generally upheld the notice provisions of the UCC and related laws as reasonable or have found that the repossession and resale by the creditors do not involve sufficient state action to afford constitutional protection to consumers.

        In addition to the laws limiting or prohibiting deficiency judgments, numerous other statutory provisions, including Federal bankruptcy laws and related state laws, may interfere with or affect the ability of a secured party to realize upon collateral or enforce a deficiency judgment. For example, in a Chapter 13 proceeding under the Federal bankruptcy law, a court may prevent a lender from repossessing a motor vehicle and, as part of the rehabilitation plan, reduce the amount of the secured indebtedness to the market value of the motor vehicle at the time of bankruptcy (as determined by the court), leaving the party providing financing a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under a contract or change the rate of interest and time of repayment of the indebtedness.

        Viatical Settlements

        The Company generally purchased Policies only from residents of states where the Company believes there is no statutory and/or judicial authority prohibiting the enforcement of the assignment of Policies to assignees without an insurable interest in the insured. Each state, however, has statutes that regulate "conducting an insurance business" (or terms to the same effect) and, although the Company believes there is generally no existing judicial authority on point, there can be no assurance that some or all of these statutes will not be interpreted in the future to include viatical settlements and to preclude purchasers of viatical settlements, which are not insurance companies, from operating in such states. Such an interpretation would only adversely effect the Company if it were made to apply retroactively since the Company does not currently contemplate purchasing additional viatical settlements.

TRADEMARKS

        On July 29, 1994, the Company sold certain assets of its viatical settlements business to National Capital Benefits Corporation ("NCBC"), a subsidiary of National Capital Management Corporation ("NCMC"). Pursuant to the agreement, NCBC paid the Company $125,000 and issued to the Company 100,000 shares of the common stock of NCMC. The Company has an option to sell these shares back to NCMC within 24 months of the sale, at a price of $1.75 per share. In addition, NCBC agreed to pay a royalty to the Company upon the maturity of all policies purchased by NCBC during the next four years.

        Assets acquired by NCBC included the Company's proprietary client management software system, all "work in process" and the trade names of both LB NM and ALRG. Along with certain other assets, the Company retained its existing accounts receivable and its inventory of owned policies. The Company expects to hold such inventory through the maturity and collection process. As a result of this sale, the Company began amortizing the remaining goodwill and intangible assets associated with the acquisitions of its viatical settlements companies in proportion to its recognition of revenue from matured policies, until all owned policies have matured. The effect of such amortization during the fiscal year ended March 31, 1995 resulted in an amortization expense of approximately $870,405. In conjunction with the sale to Viaticus, the remaining good will and other intangibles related to the purchaser of the viatical business in 1993 and 1991, have been amortized during the year ending March 31, 1996.

        On July 10, 1996 the Company gave notice to NCBC and NCMC of its election to sell its shares of NCMC common stock back to NCMC.

ITEM 2. PROPERTIES.

        The Company leases approximately 3,050 square feet of office space in Miami Beach, Florida under a lease expiring in May 1997 at an annual base rent of $35,652, subject to annual increases that have historically been approximately 5%. Under the terms of the Settlement, at closing, the balance of the lease will be assumed by IAP.

        On May 11, 1994, the Company entered into a new lease to consolidate and expand existing office space. The initial six year term of the lease provides for annual base rent in each of the first two years of $207,000 for approximately 11,400 square feet and $325,000 annually thereafter when the square footage will increase to approximately 17,000 square feet, subject to increases reflecting changes in the consumer price index. The lease provides for one four-year renewal period. The lease commenced on August 1, 1994. In February, 1996 the Company vacated these premises, and is currently using them for storage. The Company is currently seeking a party to sublease or assume its lease obligations with respect to these premises. No assurance can be given that the Company will be able to find such a party or that if the Company finds such a party, the Company will be able to enter into an arrangement with such party on terms favorable to the Company.

ITEM 3. LEGAL AND REGULATORY PROCEEDINGS.

        On December 26, 1995, Nunzio P. DeSantis, Courtland G. Miller and Vincent Villanueva ("Plaintiffs") commenced an action (the "Derivative Suit") in the Delaware Court of Chancery for New Castle County (the "Court") against Steve Simon, Stephen Raphael and Elie Housman ("Defendants"), and the Company as nominal defendant seeking, among other things, various injunctions against, and unspecified damages for, alleged breaches of fiduciary duty, gross mismanagement and/or gross negligence that may have occurred. Plaintiffs predicated their claims on allegations concerning the Company's performance, an alleged proposed spin-off of a subsidiary of the Company, and the repurchase and alleged additional plans by the Company to repurchase its outstanding 9.5% convertible subordinated debentures maturing on September 19, 1997. Management believed that all of these claims were baseless.

        On May 3, 1996, the parties submitted a Stipulation of Settlement (the "Stipulation") to the Court seeking the Court's approval for the settlement of the Derivative Suit. Pursuant to the Stipulation, current management will resign and receive on an accelerated basis payments remaining under their respective employment agreements, enter into consulting agreements with the Company, and the Company's AutoLend IAP, Inc. subsidiary will be sold to an affiliate of departing management for consideration that includes settlement of all intercompany indebtedness and the issuance by IAP of redeemable preferred stock with a face amount of $1 million. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition the Stipulation provided for dismissal of the Derivative Suit with prejudice and the exchange of releases by all parties. See "Item 13 -- Certain Relationships and Related Transactions."

        The Stipulation was distributed to the Stockholders of the Company on or about May 15, 1996. On June 17, 1996, a single notice of objection to the proposed settlement was filed with the Court. On June 27, 1996, after a hearing, at which the objector was represented by counsel and made written and oral submissions to the Court, Vice Chancellor Steele of the Delaware Chancery Court entered an order approving the settlement set forth in the Stipulation (the "Settlement").

        As of December 31, 1995, the Company's capital and surplus fell below the $1 million required by the NASDAQ Stock Market for continued listing. On April 30, 1996, a delisting hearing was held before the Nasdaq Qualifications Hearing Panel (the "Panel"). At the hearing, the Company requested a temporary exception to the capital and surplus requirements. The Panel granted the Company's request for a temporary exception. However, under the exception, the Company was required to make a public filing evidencing compliance with the minimum capital and surplus requirements with the Securities and Exchange Commission and the NASDAQ Stock Market on or before May 20, 1996. The Company could not make such a filing, and, on or about May 21, 1996, the Company was delisted from the NASDAQ Stock Market.

        In May 1996, the Company was impleaded by an insurer into a suit in the United States Bankruptcy Court for the Middle District of Florida, in which a bankrupt seeks from the insurer payment of a $1 million death benefit under a Policy which it asserts the insurer improperly amended to remove it as the beneficiary without consent of the Bankruptcy Court. Following such amendment, the Policy was assigned to the Company, which was without notice of any of these alleged facts. The insurer seeks to recover the death benefit paid under this Policy from the Company in the event that it is required to pay such death benefit to the bankrupt. The Company intends to aggressively defend against such claims and to aggressively assert its own claims against the insurer.

        The Company is involved in the causes of action described below as plaintiff.

        In March 1996, the Company commenced an action against Earl A. Van Dorien, Jr., a former employee of the Company, in the Circuit Court, Dade County, Florida seeking damages and the return of stolen property in connection with the deletion from the Company's computer system of certain menu tools, programs and access tools.

        In May 1996 Aurora National Life Assurance Company filed an interpleader action in the United States District Court for the Southern District of Florida seeking determination of the proper recipient of benefits under a Policy. The Policy in question was sold by the Company to Viaticus in May 1995 for $3 million. Although the insured had died in December 1994, neither the Company nor Viaticus was aware of the maturation of the Policy at the time of the sale. The Company intends to vigorously assert its claim to the full death benefits. If it is awarded those benefits, it will have to return the $3 million sale price previously paid to it by Viaticus for purchase of the policy, leaving the Company with a $1.5 million net gain.

        Management is currently unable to assess the outcome of such litigation and whether the results thereof would have a material effect on the condition, financial and otherwise, of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (None)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock and Class A Warrants were quoted on the NASDAQ Stock Market ("NASDAQ") under the symbols CARS and CARSW, respectively, through May 22, 1996. The Common Stock has also been listed on the Boston Stock Exchange (the "BSE") under the symbol OTO, since July 1, 1990. See "Item 3-Legal and Regulatory Proceedings."

        The following table sets forth the range of high and low bid prices for the Common Stock and Class A Warrants for all quarters for the fiscal years ended March 31, 1995 and 1996, as reported by NASDAQ. The quotes represent "Interdealer" prices without adjustment or mark-ups, mark-downs or commissions, and, in the case of bid prices, may not necessarily represent actual transactions. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Company's securities may be adversely affected.

                                                                      COMMON                              CLASS A
                                                                       STOCK                           WARRANTS(1)
                                                                  -------------------               -------------------
                                                                  HIGH         LOW                  HIGH          LOW
FISCAL YEAR ENDING
   MARCH 31, 1995
Quarter ended June 30, 1994..............                     $   4 1/8    $   2 1/4            $    1 5/8     $   3/4
Quarter ended September 30, 1994.......                           3 3/4        1 3/4                 1 1/8         5/16
Quarter ended December 31, 1994.......                            3 1/4        1 3/4                 13/16         5/16
Quarter ended March 31, 1995............                          3 1/4        1 5/18                9/16          1/8

FISCAL YEAR ENDING
   MARCH 31, 1996
Quarter ended June 30, 1995..............                     $   2 3/8    $   1 3/8            $    3/8       $   5/32
Quarter ended September 30, 1995.......                           2 5/8        1 9/16                19/32         3/16
Quarter ended December 31, 1995.......                            2 1/16          7/8                19/32         1/8
Quarter ended March 31, 1996............                          1 3/8           7/8                7/16          3/16


________________________________
(1) Each Class A Warrant entitles the registered holder thereof to purchase one share of Common Stock and one Class B Warrant through July 30, 1996 at an exercise price of $4.00, subject to adjustment. Each Class B Warrant entitles the registered holder thereof to purchase one share of Common Stock from the date of issuance through July 30, 1996 at an exercise price of $7.00, subject to adjustment. The Class A Warrants and the Class B Warrants are subject to redemption at $.05 per Warrant on 30 days' prior written notice, provided the closing bid price of the Common Stock exceeds $5.50 and $9.70 per share, respectively, for 30 consecutive business days ending within 15 days of the date of notice of redemption.

        As of June 21, 1996 the last reported sale prices for the Common Stock was $.9375 based upon a May 22, 1996 trade on NASDAQ and the last reported sales price for the Class A Warrants was $.18 based upon a May 10, 1996 trade on NASDAQ.

        As of June 21, 1996 there were 4,634,530 shares of Common Stock outstanding.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data of the Company for the fiscal years ended March 31, 1996, 1995, 1994, 1993 and 1992 has been derived from the audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and the notes thereto. The Company commenced its viatical settlements business on April 1, 1991. On April 6, 1993, the Company acquired certain operating assets of American Life Resources Corporation, a Florida corporation engaged in the viatical settlements business. The Company ceased since December 22, 1995 to purchase Installment Contracts Receivable and since September 29, 1994 to purchase Policies. On May 20, 1994 the Company commenced its Installment Contracts Receivable business and on March 9, 1995 it commenced its Inventory Assistance Program Business. Accordingly, results of operations prior to such dates are not indicative of future operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

                                                                                            FISCAL YEAR
                                                                                          ENDED MARCH 31,
                                                        ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                               1996            1995          1994          1993            1992
                                                            ----            ----          ----          ----            ----

Finance charges on installment contracts...........     $ 7,808,369     $ 2,718,905   $        --   $        --     $        --
Revenue from matured insurance policies............       1,326,706      19,937,906    19,835,258    12,022,667       3,071,916
   Operating earnings (loss).......................     (1,564,763)       2,750,932     3,504,138     2,069,936       (741,875)
   Net interest income (expense)...................     (2,686,520)     (4,530,910)   (4,316,724)   (2,439,994)     (1,076,189)
   Net realized gains (losses) on securities
        available for sale.........................           1,137     (1,649,252)      (33,578)       681,151          14,680
   Net unrealized losses on securities available
        for sale...................................              --              --            --     (194,814)              --
   Earnings (loss) before discontinued operations
        extraordinary item and cumulative
        effect of change in accounting principle...     (8,180,657)     (4,962,088)     (946,164)      116,279      (1,803,384)
   Discontinued operations - loss from operations
        of discontinued subsidiary net of income
        tax benefit................................        (47,595)        (67,735)            --            --              --
                                                           -------         -------
   Earnings (loss) before extraordinary item and
        cumulative effect of change in
        accounting principle.......................     (8,228,252)     (5,029,823)     (946,164)      116,279      (1,803,384)
   Extraordinary item-net gain on early
        extinguishment of debt.....................      7,306,970)       2,030,000            --            --              --
   Earnings before cumulative effect of change in
         accounting principle......................       (921,282)     (2,999,823)     (946,164)      116,279      (1,803,384)
    Cumulative effect of change in accounting
        principle..................................         176,735              --            --      194,814               --
   Net earnings (loss).............................       (744,547)     (2,999,823)     (946,164)      311,093      (1,803,384)
   Earnings (loss) per share before discontinued
        operations, extraordinary item and
        cumulative effect of change in
        accounting principle.......................          (1.77)          (1.07)        (0.20)          0.02          (0.34)
   Earnings (loss) per share on discontinued
        operations.................................          (0.01)          (0.02)            --            --              --
                                                             -----           -----
   Earnings (loss) per share before
        extraordinary item and cumulative effect
        of change in accounting principle..........          (1.78)          (1.09)        (0.20)          0.02          (0.34)
   Earnings per share on extraordinary item-gain
        on early extinguishment of debt............           1.58            0.44             --            --              --
    Earnings (loss) per share before cumulative
        effect of  change in accounting
        principle..................................          (0.20)          (0.65)        (0.20)         0.02)          (0.34)
    Earnings (loss) per share on cumulative
        effect of change in accounting
        principle..................................           0.04               --            --          0.04              --
   Net earnings (loss) per share...................          (0.16)          (0.65)         (.20)          0.06          (0.34)
   Average number of shares outstanding............       4,634,530       4,634,530    4,641,605)     5,339,809      5,308,911)


BALANCE SHEET DATA:

   Total Assets....................................     $24,485,089     $55,001,797   $61,382,195   $63,439,211     $65,720,288
   Total Liabilities...............................      25,802,009      54,573,500    58,672,134    58,550,483      58,811,996
   Total Stockholders' Equity......................       (316,920)         428,297     2,710,061     4,888,728       6,908,292

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        Although the Company was organized in May 1989, it did not commence its viatical settlements business until April 1991 when it acquired certain assets of Living Benefits, Inc. ("LBI") and covenants not to compete from the former owners of LBI. In April 1993, the Company acquired certain operating assets of American Life Resources Corporation ("ALRC"), which was also engaged in the viatical settlements business. ALRC retained the Policies it had purchased prior to January 14, 1993. Goodwill and intangibles related to these acquisitions were amortized over the remaining life of the viatical portfolio, extending through the fiscal year ended March 31, 1996.

        The Company commenced purchasing Installment Contracts Receivable in May 1994 and ceased making such purchases in December 1995. The Company commenced its Inventory Assistance Program in March 1995.

        In September 1991, the Company sold $55 million 91/2% Convertible Subordinated Debentures (the "Debentures"). During the fiscal year ended March 31, 1996, the Company prepaid, without penalty, $28.9 million principal amount of Debentures, leaving $22.1 million outstanding. Annual interest payments of approximately $2.1 million are required under the Debentures outstanding as of March 31, 1996. Debt issuance costs of approximately $3.6 million arising from the sale of Debentures are being amortized over the six year term, with applicable amounts of costs amortized as prepayments of debt are made. At March 31, 1996, a balance of $356,681 in debt issuance costs remain to be amortized through September 1997.

        Under the terms of the Settlement, IAP will be sold by the Company. See "Item 3-Legal Proceedings." Accordingly, for the fiscal years ended March 31, 1996 and 1995, net assets of IAP are included in the Financial Statements as "Net assets of discontinued operation" and IAP net operating losses are included as "Discontinued operations -- loss from operations of discontinued subsidiary." IAP's revenues consist of a non-refundable administrative fee received on the date of the loan and interest revenue collected and recognized during the time the loan is outstanding. For the fiscal years ended March 31, 1996 and 1995, administrative fees and interest revenues totaled $379,667 and $2,163, respectively.

        Effective August 1995, the Company changed the method by which finance charges are recorded from a cash basis using simple interest calculation to an accrual basis using the "Rule of 78" interest calculation method. The cumulative effect on the prior period ending March 31, 1995 was $176,735 net of income taxes of $117,239. Revenue is recognized on the difference between the gross cash flow from the Installment Contracts Receivable and the total amount paid by the Company to acquire the Installment Contracts Receivable. Recognition of revenue is suspended for any Installment Contracts Receivable that is in default and is only reinstated upon the curing of the default.

        The Company recognizes revenues in its viatical settlements business upon the death of the insured. See Note 1 of Notes to Consolidated Financial Statements. Costs associated with the acquisition of a Policy are charged to operations as revenues are recognized. The ability of the Company to recognize revenue from the maturity of a Policy depends upon the Company receiving notification of the Policy maturity from a representative of the insured, which in some instances may not occur until significantly after the death of the insured. As a result of the Company's revenue recognition policy, the Company may experience periods without revenues from the maturity of Policies or significant fluctuations in operating results from period to period.

RESULTS OF OPERATIONS

        Fiscal Years ended March 31, 1996 and 1995.

        During the fiscal year ended March 31, 1996, revenues from Installment Contracts Receivable increased by $5,089,464, to $7,808,369 from $2,718,905 during the fiscal year ended March 31, 1995. This increase resulted from the increased size of the Company's portfolio of Installment Contracts Receivable during the fiscal year ended March 31, 1996 as compared with the fiscal year ended March 31, 1995. The Company has ceased to purchase Installment Contracts Receivable since December 1995.

        During the fiscal year ended March 31, 1996, viatical revenues decreased by $18,611,200 to $1,326,706, reflecting the maturity of 12 Policies, from $19,937,906, reflecting the maturity of 195 Policies, during the fiscal year ended March 31, 1995. Net viatical revenues for the fiscal year ended March 31, 1996 were $541,858 or 41% of viatical revenues, reflecting costs of $784,848 associated with the Policies that matured during such year. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures, if any, by the Company in connection with the purchase and maintenance of a Policy. Such costs in excess of the purchase price accounted for approximately 2% of the face value of Policies that matured during the year ended March 31, 1996 and March 31, 1995. Net viatical revenues for the year ended March 31, 1995 were $6,677,650, or 33.5% of viatical revenues, reflecting costs of $13,260,256. The decrease in policy maturities and net viatical revenues resulted from the Company's decision not to purchase new Policies after September 1994, and the sale in May and July 1995 of a total of 225 policies for approximately $17.5 million to Viaticus, Inc.

        During the year ended March 31, 1996 loss from operations of IAP decreased $20,140 to $47,595, net of income tax benefit of $28,716, from $67,735, net of income tax benefit of $0 for the year ended March 31, 1995. During the year ended March 31, 1996, revenues from the Inventory Assistance Program increased by $377,504 to $379,667, reflecting 2,771 cars financed, from $2,163, reflecting 24 cars financed, during the year ended March 31, 1995. These increases reflected the operation of IAP during the full year ended March 31, 1996 as opposed to a single month of the year ended March 31, 1995, and the growth and development of the IAP program during the year ended March 31, 1996.


        General and administrative expenses increased by $3,269,367 to $9,914,990 during the year ended March 31, 1996, from $6,645,623 during the year ended March 31, 1995. This increase resulted primarily from increases of approximately $1,873,000 in costs resulting from the expanded activity of the Company's Installment Contracts Receivable business during the first three quarters of the year, $444,000 in legal and professional fees, $226,162 in severance pay resulting from the Company's downsizing during the third quarter of 1996, and $219,799 and $173,973 in costs incurred in 1993 and 1994 relating to the Company's offering of securities and its 1995 organization of an Australian joint venture, respectively. As a result of the Company's downsizing during the third quarter of 1996, salary expense was approximately $246,000 during the three months ended March 31, 1996 as compared with approximately $860,000 during the three months ended September 30, 1995.

        Provision for credit losses in connection with the Company's Installment Contracts Receivable increased to $8,839,461 for the year ended March 31, 1996, from $1,561,062 for the year ended March 31, 1995. In addition, chargeoffs and adjustments for credit losses in connection with the Company's Installment Contracts Receivable increased to $6,388,165 during the year ended March 31, 1996 from $17,062 during the year ended March 31, 1995. These increases reflected increased loan delinquencies and writeoffs in the Company's portfolio of consumer finance receivables and were a factor in the Company's decision to discontinue its purchases of Installment Contracts Receivable.

        During the year ended  March 31,  1996,  the  Company's  operating  loss
(excluding provision for credit losses) was $1,564,763, as compared with operating income of $2,750,932 during the year ended March 31, 1995. The decrease in operating income was primarily attributable to the developments described above.

        For the year ended March 31, 1996, the Company had a net loss of $744,547 or $.16 per share. For the year ended March 31, 1995, the Company had a net loss of $2,999,823 or $0.65 per share. The change in net loss was attributable primarily to the developments described above, coupled with an increase of $5.3 million in gain on early extinguishment of debt and an increase of $4.9 million in benefits from income taxes.

        Fiscal Years ended March 31, 1995 and 1994.

        During the year ended March 31, 1995, revenues from Installment Contracts Receivable totalled $2,718,905.

        During the year ended March 31, 1995, viatical revenues increased 0.5% to $19,937,906, reflecting the maturity of 195 Policies, from $19,835,258, reflecting the maturity of 232 Policies, during the year ended March 31, 1994. Net viatical revenues for the year ended March 31, 1995 were $6,677,650, or 33.5% of revenues, reflecting costs of $13,260,256 associated with such matured Policies. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures, if any, by the Company in connection with the purchase and maintenance of a Policy. Such costs in excess of the purchase price accounted for approximately 2% of the face value of Policies that matured during the year ended March 31, 1995 as compared with 1% of the face value of Policies that matured during the year ended March 31, 1994. Net viatical revenues for the year ended March 31, 1994 were $6,508,628, or 32.8% of revenues, reflecting costs of $13,326,630. The overall increase in Policy maturities and net revenue relates to the relative age of the overall portfolio of Policies.

        During the year ended March 31, 1995, operating earnings (excluding provision for credit losses) decreased to $2,750,932, as compared with $3,404,138 during the year ended March 31, 1994. The decrease in operating earnings resulted from an increase in general and administrative expenses which was only partially offset by an increase in revenues from automobile financing and viatical settlements. General and administrative expenses increased to $6,645,623 during the year ended March 31, 1995, from $3,004,490 during the year ended March 31, 1994. The increase was primarily attributable to the increased salary costs of approximately $1.1 million associated with the expansion of AutoLend, and certain legal costs associated with entry into a new business which were only partially offset by reduced advertising expenditures resulting from the Company's decreased marketing efforts for its viatical settlements business.

        For the year ended March 31, 1995, the Company had a net loss of $2,999,823 or $.65 per share. For the year ended March 31, 1994, the Company had a net loss of $946,164 or $.20 per share. The increased net loss resulted primarily from the costs associated with the expansion of AutoLend which were only partially offset by the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's viability as a going concern is dependent upon the successful closing of the Settlement, the restructuring of its obligations and asset base, and ultimately, a return to profitability. The Company has been operating at a loss and has incurred operating losses in the last three years. Management has initiated a plan to terminate certain of its operations and to improve the profitability of the Company. The Company has ceased since December 22, 1995 to purchase Installment Contracts Receivable and since September 29, 1994 to purchase Policies. During the third quarter of the year ended March 31, 1996 the Company significantly downsized its operations resulting in significant reductions in salary expense. See "--Results of Operations." In June 1996, the Company entered into a settlement of the Derivative Suit. In connection with the closing of the Settlement, the Company will enter into various agreements, providing for, among other things, the disposition of certain operations, and the replacement of current management. See "Item 13. Certain Relationships and Related Transactions."

        In September 1996 the Company is obligated to make an interest payment on the remaining outstanding debentures of approximately $2.1 million. The outstanding principal amount of the debentures, which is due in September 1997, will become current debt in September 1996, and without a capital infusion, refinancing or amendment of the debentures, such current debt will render the Company insolvent on a balance sheet basis See Note 5 to the Consolidated Financial Statements for information relating to the Company's debenture obligations. There was positive cash flow from operations of $8,724,470 for the year ended March 31, 1996. Although the Company currently has sufficient liquidity to meet its September 1996 interest obligations under the debentures, intervening operating losses may prevent the Company from meeting its obligations to make interest payments, and in September 1997 to repay the principal under the Debentures as such payments become due. If the Company is unsuccessful in its efforts to obtain capital or to refinance or amend the debentures, it may be necessary for the Company to seek the protection of the bankruptcy laws or to undertake such other actions as may be appropriate to preserve asset its business.

        During the fiscal year ended March 31, 1996 the Company funded a total volume of 2,771 IAP purchases totalling approximately $13.2 million. At March 31, 1996 the Company's IAP receivable portfolio consisted of 994 loans totalling approximately $5.1 million.

        The Company commenced its purchases of Installment Contracts Receivable in May 1994 and ceased purchases of Installment Contracts Receivable on December 22, 1995.

        During the fiscal year ended March 31, 1996, the Company purchased a total of approximately 2,600 Installment Contracts Receivable at a cost of approximately $12.6 million. The Company's portfolio of Installment Contracts Receivable at March 31, 1996, excluding Installment Contracts Receivable with respect to which there has been a repossession of the underlying collateral, a charge-off or the creation of a reserve, consisted of approximately 3,400 active loans purchased at a cost of approximately $12.0 million.

        During the fiscal year ended March 31, 1996, the Company's viatical settlement business did not purchase any new Policies compared to purchases of 21 Policies with a face value of approximately $1.6 million at a cost of approximately $1.1 million during the year ended March 31, 1995.

        The Company's portfolio of unmatured Policies at March 31, 1996 totaled 19 Policies with a face value of approximately $2.2 million, which Policies were purchased at a cost of approximately $1.4 million. Policies are recorded on the Company's balance sheet at cost, with the difference between the face value and costs associated with the Policies recognized as net revenues as Policies mature.

        On May 8, 1995 and July 18, 1995, ALRG and LB NM, Inc. entered into Purchase and Sale Agreements (the "Agreements") providing for the assignment of certain Policies held by the Company to Viaticus, Inc.

("Viaticus"), a subsidiary of the CNA Insurance Companies. Under the Agreements, ALRG and LB NM received consideration for each of the assigned policies when Viaticus received an acknowledgement from the insurer of the assignment of the policy. During the fiscal year ended March 31, 1996, approximately $17.5 million has been received as payment for policies with completed assignments to Viaticus and there are no outstanding amounts receivable under the agreements at March 31, 1996.

        During the fiscal year ended March 31, 1996, the Company had cash flow from operations of $8,724,470 compared to a deficit of $5,842,303 during the fiscal year ended March 31, 1995 and $1,965,672 during the year ended March 31, 1994. The increase in cash flow from operations is due primarily to decreased use of cash to fund purchases of Installment Contracts Receivable, proceeds from the assignment of viatical insurance policies to Viaticus and increased proceeds from maturities of Policies, which were only partially offset by increased repurchases of Debentures and an increase in the purchase of IAP loans.

        The Company believes it has sufficient funds to finance its currently contemplated operations for at least the next 12 months but will require additional funds, if not generated from operations, to finance future growth, the entering into new businesses and the payment of interest on and repayment of the Debentures. Auction fundings until the closing of the Settlement are expected to be funded through proceeds from maturities of outstanding Policies and Installment Contracts Receivable, cash reserves and Securities Available for Sale, and proceeds, if any, from the exercise of the Company's outstanding Class A and Class B Warrants. Since the receipt of such funds is not completely predictable, the Company may need to acquire additional financing to fund its anticipated operations beyond such period. Furthermore, in the event that a closing of the Settlement has not taken place by the interest payment date in September 1996, the Company may be left with insufficient liquidity to continue funding its IAP operations. The ability of management to return the Company to profitable operations and a capacity to meet its obligations on demand is uncertain. There can be no assurance that management will be able to accomplish its objectives or that it will enable the Company to become profitable on an ongoing basis and to continue as a going concern.

        During the year ended March 31, 1996, the Company had cash flows from investing activities of $9,015,309 as compared with cash flows from investing activities of $8,196,584 during the year ended March 31, 1995 and $377,453 during the year ended March 31, 1994. This increase in cash flows resulted primarily from the liquidation of a significant portion of the Company's investment portfolio in order to fund automobile loan purchases.

        In connection with the acquisition of LBI in April 1991, the Company agreed to pay consideration of (i) $500,000 cash; (ii) 158,730 shares of Common Stock valued at $500,000; and (iii) additional consideration equal to 50% of the Estimated Net Earnings (as that term is defined in the acquisition agreement) of LB NM in the fiscal years ending March 31, 1992, 1993 and 1994. This acquisition was accounted for under the purchase method of accounting, resulting in goodwill of $1,000,000, which was initially being amortized over a period of 10 years. At March 31, 1993, the Company accrued $549,258 under the acquisition agreement as additional consideration which was paid in July 1993. The Company and the principals of LBI are disputing the remaining amounts of consideration due based on differences in interpretation of certain computational items set forth in the acquisition agreement. The Company has accrued an amount based on its interpretation of the agreement and intends to negotiate a settlement of the dispute. However, the Company is currently unable to predict with certainty the final resolution of this matter.

        In connection with the acquisition of ALRC in April 1993, the Company paid a purchase price of $250,000 for the assets, $500,000 for certain employment and non-competition arrangements with the two principals of ALRC and incurred transaction costs of $250,000. The Company did not assume any liabilities or obligations of ALRC, except for certain nominal office lease obligations. The employment agreements with the two principals of ALRC provided for employment terms of five years from the date of the acquisition. One of the two principals of ALRC was subsequently appointed President, Chief Executive Officer and Chairman of the Company.

        At March 31, 1996, the Company had cash, cash equivalents and securities available for sale of approximately $3.2 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields. Although the Company from time to time engages in discussions and negotiations of potential acquisitions, it currently has no agreements or understandings with respect to any particular acquisition.

        Funds not immediately required for operation of the businesses are invested in securities available for sale. These investments consist of short term money market instruments and are immediately available to the Company.

        At March 31, 1993, the Company adopted Financial Accounting Standard Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and, accordingly, began recording its investments in securities available for sale at fair value. See Notes 1 and 3 of Notes to Consolidated Financial Statements for additional information about the Company's investment in securities available for sale.

        During the year ended March 31, 1996 the Company had a cash flow deficit from financing activities of $15,848,000 as compared with a cash flow deficit from financing activities of $1,970,000 for the year ended March 31, 1995 and a cash flow deficit of $717,828 for the year ended March 31, 1994. This increase in the cash flow deficit resulted from an increase in the early extinguishment of the Company's Debentures.

        The Company's primary sources of capital have been sales of equity and debt securities, including the Company's initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of $55 million 9.5% Convertible Subordinated Debentures maturing on September 19, 1997, which resulted in net proceeds of $51.4 million. During the fiscal year ended March 31, 1996, the Company prepaid, without penalty $28.9 million principal amount of Debentures leaving $22.1 million outstanding. The Debentures are convertible into Common Stock at the rate of one share of Common Stock per $12.25 principal amount. Annual interest payments of approximately $2.1 million are required under the Debentures outstanding as of March 31, 1996. Annual interest payments were made in accordance with the terms of the Indenture in September 1992, 1993, 1994 and 1995. As of March 31, 1996, the Company had accrued $1,111,369 as interest payable.

        In December 1992, the Company announced a plan to utilize up to $10,000,000 to repurchase its Common Stock and Class A Warrants. During the year ended March 31, 1993, the Company repurchased 705,700 shares of its Common Stock at a total cost of $2,746,140, or an average price of $3.89 per share, and 142,000 of its Class A Warrants at a total cost of approximately $227,000, or an average price of $1.60 per warrant. During the year ended March 31, 1994, the Company repurchased an additional 165,500 shares of its Common Stock at a total cost of approximately $718,000, or an average price of $4.34 per share. No shares of Common Stock or Class A Warrants have been purchased since April 1994. All shares repurchased were retired during the year ended March 31, 1994.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The responses to this item are submitted in a separate section of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth certain information regarding the Company's directors and executive officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are as follows:

                                  Year
                                  First
                                  Elected
        Name                Age   Director  Position
        ----                ---   --------  --------

Executive Officers
and Members of
the Board of Directors

Steve Simon.................49    1993      Chairman of the Board, President,
                                            Chief Executive Officer and Director

Helen Porter................47    N/A       Executive Vice President and Chief
                                            Operating Officer

Philip J. Vitale, M.D.......49    1992      Director

Robert Granoff..............53    1995      Director

James J. Newman.............44    1995      Director

Drew Sakson.................38    1995      Director


        Steve Simon has been the Chairman of the Board of the Company since June 1994, President and a director since May 1993 and Chief Executive Officer of the Company since September 1993. Mr. Simon also served as Chief Operating Officer of the Company from May 1993 to September 1993. Mr. Simon has also served as the President and Chief Operating Officer of AutoLend Corporation since March 1994 and ALRG since April 1993. He was a co-founder of ALRC and has been its President since ALRC's organization in June 1989. From January 1988 to January 1989, Mr. Simon was a consultant to the insurance industry in the State of Florida. Mr. Simon is the husband of Helen Porter.

        Helen Porter has been Executive Vice President and Chief Operating Officer of the Company since July 1994 and had been the Vice President -
Operations of the Company since November 1993 and Executive Vice President of ALRG since April 6, 1993. She was a co-founder of ALRC and has been its Treasurer and Secretary since its organization in June 1989. From 1980 to 1992, Ms. Porter was Vice President of Office Specialists, Inc., a national temporary employment service. Ms. Porter is the wife of Steve Simon.

        Philip J. Vitale, M.D. has been a director of the Company since February 1992. Dr. Vitale has been a doctor of medicine, specializing in urology, at the Lovelace Medical Center, Albuquerque, New Mexico ("Lovelace") since 1978. Dr. Vitale served on the Board of Directors of Lovelace from 1985 until 1989, and served on other governing boards and in governing capacities for Lovelace at various times from 1980 until 1989, during which time Lovelace was owned by several different entities. From 1976 until 1978, Dr. Vitale served as Chief Urologist at Kirtland Air Force Base in Albuquerque.

        Robert Granoff has been a director of the Company since December 1995. Since 1983, Mr. Granoff has served as Vice President of The Paper Wholesaler, a company involved in wholesale paper distribution and the retail restaurant and party supply industries. From 1976 to 1993, Mr. Granoff served as President of Graco Paper, a wholesale paper distributor.

        James Newman has been a director of the Company since December 1995. Since March 1992, Mr. Newman has served as President of The Firm, an independent manufacturer's representative selling micro computer products nationally. From 1983 through December, 1992, Mr. Newman served as an owner and Vice President of Sales for Pacific Micro Marketing, an independent manufacturer's representative in Northern California selling microcomputer products.

        Drew Sakson has been a director of the Company since December 1995. Since 1987, Mr. Sakson has served as President of Drew Sakson Management, Inc., a mortgage investments and real estate company. Mr. Sakson has also served as a manager of Roar L.L.C and Vice President of Midland Hotel L.L.C.

        Directors of the Company hold office until the next annual meeting of stockholders. Officers of the Company hold office at the pleasure of the board of directors, subject to the terms of employment agreements between the Company and each of Steve Simon and Helen Porter.


ITEM 11. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

        The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended March 31, 1996 ("fiscal 1996"), March 31, 1995 and March 31, 1994, of those persons who were, at the end of fiscal 1996 the Chief Executive Officer and the only other executive officer whose compensation for fiscal 1996 exceeded $100,000 (collectively, the "Two Named Officers").


                                                             Annual                              Long Term
                                                          Compensation                          Compensation
                                         -----------------------------------    ----------------------------------------------
                                Fiscal                      Other Annual        Awards                    All Other
Name and Principal Position     Year       Salary ($)     Compensation (1)      Options(#)(2)          Compensation ($)
- ---------------------------     ----       ----------     ----------------      -------------          ----------------

Steve Simon                     1996       174,996               --             300,000                       --
  Chairman of the Board         1995       174,996               --             125,000                       --
  and Chief Executive           1994       185,396               --             360,000                       --
  Officer



Helen Porter                    1996       150,000               --                  --                       --
  Executive Vice President      1995       131,250               --             300,000                       --
  and Chief Operating           1994        86,458               --                  --                       --
  Officer

- -----------

(1) The aggregate amount of prerequisites and other personal benefits paid to each of the Two Named Officers for fiscal 1996, 1995 and 1994 did not exceed the lesser of 10% of such officer's total annual salary and bonus for such fiscal years and $50,000; such amounts are, therefore, not reflected in the table.

(2) All options held by the Two Named Officers as of the date of the closing of the Settlement will be terminated and new options will be granted. See "Item 13-Certain Relationships and Related Transactions."


                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

        The following table sets forth information concerning stock options grants made during fiscal 1996 to the Two Named Officers. These grants are also reflected in the Summary Compensation Table. In accordance with SEC rules, a repricing of outstanding options is treated as a new grant. Also in accordance with the SEC rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance. The Company has not granted any stock appreciation rights.



                                     % OF TOTAL
                                       OPTIONS                                                          POTENTIAL REALIZABLE VALUE
                                       GRANTED                                                            AT ASSUMED ANNUAL RATES
                                    TO EMPLOYEES                                                         OF STOCK APPRECIATION FOR
                  OPTIONS             IN FISCAL        EXERCISE PRICE          EXPIRATION                     OPTION TERM (3)
                GRANTED (1)             YEAR            PER SHARE(2)               DATE                    5%        10%
                -----------            ------          --------------             ------                   --        ---


Steve Simon       300,000              100%                 $1.50             June 16, 2005              $283,002     $717,184


Helen Porter         --                   --                  --                    --                         --           --



- -----------


(1) All options held by the Two Named Officers as of the date of the closing of the Settlement will be terminated and new options will be granted. See "Item 13-Certain Relationships and Related Transactions."

(2) Options were granted with an exercise price equal to the market price of the stock at the date of grant.

(3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and therefore are not intended to forecast possible future appreciation of the stock price.

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND YEAR END OPTION VALUES - 1996



         The following table provides information concerning all exercises of stock options during fiscal 1996 by the Two Named Officers and the fiscal year-end value of unexercised options on an aggregated basis. The Company has not granted any stock appreciation rights.

                                                                                                             VALUE OF UNEXERCISED
                    SHARES ACQUIRED                                    NUMBER OF UNEXERCISED                 IN-THE-MONEY OPTIONS
                           ON                   VALUE                   OPTIONS AT YEAR END                     AT YEAR END(2)
                      EXERCISE(#)            REALIZED($)           EXERCISABLE/UNEXERCISABLE (1)           EXERCISABLE/UNEXERCISABLE
                     -------------          -------------          ----------- -----------------           ----------- -------------


Steve Simon               --                   --                        376,667/408,333                          $0/ $0

Helen Porter              --                    --                       100,000/200,000                          $0/ $0



- -----------

(1) All options held by the Two Named Officers as of the date of the closing of the Settlement will be terminated and new options will be granted. See "Item 13-Certain Relationships and Related Transactions."

(2) Options are "in-the-money" if on March 31, 1996, the market price of the Common Stock ($1.00) exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of the Common Stock covered by the options on February 3, 1996 and the aggregate exercise price of such options.

COMPENSATION OF DIRECTORS

        Directors who are not employees of the Company will receive $7,500 per year in directors fees as well as $750 per board meeting or committee meeting attended. Directors will also each receive options to purchase 50,000 shares of the Company each year that they serve on the Board, except that they will each receive options to purchase 75,000 shares for their service from their initial election to the Board until the first annual meeting of the Company thereafter. All current Directors have waived payment of fees and award of options in respect of their service during the fiscal year ended March 31, 1996.

EMPLOYMENT CONTRACTS

        On April 2, 1993, ALRG entered into five-year employment agreements with Steve Simon and Helen Porter. Mr. Simon was employed as president, chief operating officer and a director of ALRG, and receives a minimum salary of $125,000 per year, adjusted annually. In May 1993, Mr. Simon was appointed
President and was elected as a director of the Company and in June 1994 Mr. Simon was appointed Chief Executive Officer of the Company. Ms. Porter was employed as Executive Vice President of ALRG and receives a minimum salary of $75,000 per year, adjusted annually. In July 1994, Ms. Porter was appointed Chief Operating Officer of the Company. Under terms of the Settlement, Steve Simon and Helen Porter will resign from the Company and amounts remaining under their respective employment agreements as of the date of their resignations will be accelerated. See "Item 3 -- Legal Proceedings".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding shares of Common Stock, each director and named executive officer of the Company and all directors and executive officers of the Company as a group, as of June 21, 1996, on which date the Company had outstanding 4,634,530 shares of Common Stock, excluding treasury shares.



                                                   Amount and
Name and Address                                   Nature of
of Beneficial Owner                                Beneficial                  Percent
or Identity of Group                               Ownership(1)                of Class Owned
- --------------------                               ------------                --------------

Steve Simon(2)...................................    644,467(3)                 13.9%

Helen Porter(2)..................................    201,600(4)                  4.2%

Philip J. Vitale, M.D(2).........................     75,700(5)                  1.6%

Robert Granoff(2)................................         0                      *

James Newman(2)..................................         0                      *

Drew Sakson(2)...................................    133,340(6)                  2.9%

Nunzio P. DeSantis...............................    608,900(7)(8)              13.1%
4500 Alexander Blvd., N.E.
Albuquerque, New Mexico 87107

Courtlandt G. Miller.............................    382,900(8)(9)               8.3%
405 Park Avenue
Sixteenth Floor
New York, New York 10022

J.E. Sheehan & Company, Inc......................    244,647(10)                 5.3%
711 Fifth Avenue
New York, New York 10022

Synalgest, S.A...................................    254,997(10)                 5.5%
20 Rue de la Paix, 75002
Paris, France

Banque Degroof Luxembourg, S.A...................    269,388(11)                 5.8%
One Place D'armes
1136 Luxembourg

Allen & Company Incorporated.....................    605,248(10)                11.6%
Allen Holding, Inc.
711 Fifth Avenue
New York, NY  10022

All directors and executive officers
  as a group (6 persons).........................  1,055,107(12)                19.3

*       Less than 1%.

                                     - 20 -

(1) Unless otherwise indicated, each individual who is listed or is part of the group has sole voting and investment power for the shares listed below.

(2)     c/o AutoLend Group,  Inc., 930 Washington Avenue,  Miami Beach,  Florida
        33139.

(3) Includes 576,667 shares issuable upon exercise of options exercisable within 60 days. Does not include an aggregate of 908,000 shares voted by Steve Simon as CEO of the Company pursuant to a Voting Trust, with respect to which Steve Simon has disclaimed beneficial ownership.

(4) Includes 200,000 shares issuable upon exercise of options exercisable within 60 days.

(5) Includes 8,200 shares held by Dr. Vitale jointly with his wife. Includes 60,000 shares issuable upon exercise of options exercisable within 60 days.

(6)     Includes 2,885 shares held by Mr. Sakson jointly with his wife.

(7) Includes 75,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 51,600 shares owned by the Diagnostek Charitable Foundation, for which Mr. DeSantis serves as Voting Trustee, with respect to which Mr. DeSantis has disclaimed beneficial ownership.

(8) All currently owned and after acquired shares held until 1999, subject to a voting trust (the "Voting Trust") under an agreement with the Company, pursuant to which Steve Simon, as Chief Executive Officer of the Company, votes the shares.

(9) Includes 75,000 shares issuable upon exercise of options exercisable within 60 days.

(10) Represents shares issuable upon exercise of Unit Purchase Options and of Class A and Class B Warrants issuable upon exercise of Unit Purchase Options and the Class A and Class B Warrants included therein.

(11)    Represents  shares  issuable  upon  exercise of a currently  exercisable
        Warrant.

(12) Includes 836,667 shares issuable upon exercise of option exercisable within 60 days. Does not include an aggregate of 908,000 shares voted by Steve Simon as CEO of the Company pursuant to a Voting Trust, with respect to which Steve Simon has disclaimed beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Effective as of April 1, 1991, the Company entered into an Acquisition Agreement, among the Company, Rob T. Worley, Sr. and Rob T. Worley, Jr. (collectively, the "Worleys"), and Living Benefits, Inc. ("Old LB") pursuant to which the Company, through its wholly-owned subsidiary, LB NM, acquired certain assets from Old LB and covenants not to compete from the Worleys. Under the Acquisition Agreement, Old LB retained the Policies that it had purchased and the Company acquired substantially all of the other assets of Old LB and covenants not to compete. The Company did not assume any liabilities or obligations of Old LB, except for certain nominal lease obligations.

        The consideration paid by the Company for the Old LB acquisition consisted of $500,000, plus 158,730 shares of Common Stock of the Company having an aggregate market value at that time of approximately $500,000, plus an earn-out equal to 50% of Estimated Net Earnings (as that term is defined in the Acquisition Agreement) of LB NM in the fiscal years ending March 31, 1992, 1993 and 1994. The purchase price was determined as a result of negotiations between the parties and was not necessarily based on any objective criteria of value, primarily due to the relatively early stage of development of the industry at the time of the negotiation and the lack of precedent for independent appraisal or valuation. At March 31, 1993, the Company accrued and subsequently paid to the Worleys $549,258 as additional consideration. The principals of Old LB are disputing the amount of contingent consideration accrued based on differences in interpretation of certain computational items set forth in the acquisition agreement. The Company estimates that the effect of these differences, if not resolved in the Company's favor, could result in additional contingent consideration of up to approximately $350,000 at March 31, 1993.

        For the year ended March 31, 1994, the Company accrued an additional $656,542 as contingent consideration, which amount has been calculated by the Company based upon its understanding of the interpretation of the computational items adopted by the principals of LBI. The Company disputes this interpretation and intends to negotiate a settlement of the dispute. However, the Company is currently unable to predict with certainty the amount of the earn-out for fiscal 1994.

        The amount of contingent consideration is recorded as additional goodwill when determinable and amortized over any remaining period for goodwill amortization.

        On July 18, 1994, the Company entered into agreements (the "Agreements"), dated as of July 1, 1994, with respect to all capital stock of the Company owned or thereafter acquired by Messrs. Nunzio P. DeSantis, Courtlandt G. Miller and Vincent Villanueva (collectively the "Stockholders"). The Stockholders entered into the Agreements in consideration of each (except for Mr. Villanueva) receiving director's fees of $22,500 for the previous three years of service as a director of the Company, and each receiving certain releases from the Company, agreement that certain options under the Stock Option Agreement between the Stockholders and the Company will vest and will be exercisable until July 1, 1996 and agreement that the provisions of the Company's By-Laws or Articles of Incorporation providing for the indemnification of officers and directors under the laws of the State of Delaware would continue to apply to the Stockholders in relation to any future claims relating to their service with the Issuer.

        Pursuant to the Agreements, Steve Simon, as Chief Executive Officer of AutoLend serves as Voting Trustee, with sole voting power with respect to all shares of the stock held by the Stockholders until the earlier of (x) his resignation as Voting Trustee, (y) his ceasing to be CEO of the Company and (z) July 1, 1999. In the event that Mr. Simon resigns as Voting Trustee or ceases to be CEO of the Company, the Board of Directors of the Company is empowered to elect a successor Voting Trustee to serve for the remainder of the term of the Voting Trust. As of June 21, 1995, the Stockholders held an aggregate of 908,000 shares.

        Under the Agreements, the Company also received a release from each of the Stockholders and a right of first refusal (the "Right") with respect to sales of the Company's shares by the Stockholders to a transferee or group, that together with all other sales to such transferee or group made by any Stockholder either made during the previous thirty day period, or proposed to be made in the future, aggregate to more than five percent of the issued and outstanding stock of the Company. The right expires on July 1, 1999.

        On June 27, 1996, Vice Chancellor Steele of the Delaware Chancery Court entered an order approving the Stipulation settling the Derivative Suit. See "Item 3 - Legal Proceedings." Pursuant to the Stipulation, the action was dismissed with prejudice. IAP will be sold by the Company to a newly formed affiliate (the "Affiliate") of Steve Simon and Helen Porter for consideration including (i) repayment at closing by IAP of all short term intercompany indebtedness in respect of amounts borrowed by IAP to fund its loans to used car dealers to buy cars at auction; (ii) the issuance prior to closing to the Company by IAP of Preferred Stock with a face amount of $1 million and a cumulative preferred dividend of 11%, with dividend payments beginning 26 months following issuance, and redemption rights beginning 36 months from issuance at face amount plus accrued interest; (iii) the deposit at closing by IAP of $250,000 into escrow in support of the redemption rights;

and (iv) the representation and warranty by IAP that it has no less than $2 million of common equity, and $5 million in subordinated debt financing as of the closing.

        In addition, IAP will purchase from the Company certain fixed assets for the book value of those assets as currently recorded on the financial statements of the Company. Some of the licenses, tradenames, trademarks and software of the Company used by IAP for its business will be assigned to IAP, with IAP granting the Company a license of limited duration for the continued use of certain of such licenses, tradenames, trademarks and software necessary to the Company's business.

        Simultaneously with the closing, the current directors will resign and elect Nunzio DeSantis to the Board of Directors. Management, including Steve Simon and Helen Porter, will be paid all amounts remaining under their employment agreements which will equal the product of the number of months remaining until the scheduled expiration of the employment agreements in April 1998. Mr. Simon and Ms. Porter will agree to indemnify the Company for any tax liability resulting from the non-withholding of taxes with respect to such payments and will place in escrow $25,000 of such payments in support of the indemnity obligation. To facilitate the management transition and to help the Company liquidate its current portfolio of loans and viatical settlements, Steve Simon and Helen Porter will each enter into three year consulting agreements with the Company, under which they will assist the Company (i) with the collection of its remaining automobile receivables and (ii) with the maintenance of its remaining viatical settlement policies. In consideration of their entering into the consulting agreements, each will receive $210,000 at the closing. Mr. Simon will also resign as Voting Trustee. The Affiliate has currently reached agreement in principle with certain providers of equity and debt financing and expects to proceed with such providers to enter into definitive agreements after which the closing of the Settlement will occur.

        Concurrently with the closing, the plaintiffs, defendants, including the Company, and certain current and former directors of the Company will exchange releases.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

        (a) (1) and (2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements on page F-1 for list of financial statements and financial statement schedules.

        (a) (3)  Exhibits

                 2.1 Reorganization Agreement between CAP Rx, Ltd. and CAPX Corporation (2)

                 3.1     Certificate of Incorporation of CAP Rx, Ltd. (1)

                 3.2 Memorandum of Association of CAP Rx, Ltd., including Memorandum of Increase of Share Capital (1)

                 3.3     Amended By-Laws of CAP Rx, Ltd. (1)

                 3.4     Certificate of  Incorporation  of AutoLend Group, Inc.
                         (12)

                 3.5     By-laws of AutoLend Group, Inc. (12)

                 4.1     Form of 9.5% Convertible Subordinated Debenture (2)

                 4.2     Warrant Agreement (1)

                 4.3     Unit Purchase Option (1)

                 4.4     Stock  Purchase   Warrant  granted  to  Banque  Degroof
                         Luxembourg, S.A. (2)

                 4.5     Stock Purchase Warrant granted to Till A. Petrocchi (2)

                 4.6 Stock Purchase Warrant granted to Steve Simon and Helen Porter (6)

                10.1 Re-insurance Agreement between CAP Rx Insurance, Ltd. and Planet Insurance Registrant (1)

                10.2 Letter Agreement between CAP Rx, Ltd. and Planet Insurance Registrant (1)

                10.3 Administrative Agreement between CAP Rx, Ltd. and Parker Risk Management (Bermuda) Ltd. (1)

                10.4 1989 Incentive and Non-Statutory Stock Option Plan of the Registrant (1)

                10.5 Letter agreement between Westbroke Limited and the Registrant (2)

                10.6     Acquisition  Agreement among Rob T. Worley, Sr. and Rob
                         T. Worley, Jr., Living Benefits,  Inc. and CAP Rx, Ltd.
                         (2)

                10.6.1   Addendum to Acquisition Agreement (2)

                10.6.2   Second Addendum to Acquisition Agreement (2)

                10.7 Employment Agreement between LB NM, Inc. and Rob T. Worley, Sr. (2)

                10.8 Employment Agreement between LB NM, Inc. and Rob T. Worley, Jr. (2)

                10.9 Lease Agreement for space at 6100 Seagull Street, N.E., Albuquerque, New Mexico (2)

                10.9.1   Addendum to Lease Agreement (2)

                10.9.2 Lease Agreement, dated April 15, 1993, for space at 6100 Seagull Street, N.E., Albuquerque, New Mexico (8)

                10.9.3 Lease, dated March 17, 1992, between Marbrad, Inc. and American Life Resources Corporation (8)

                10.10    Asset   Purchase   Agreement   between   American  Life
                         Resources   Group,   Inc.,   American  Life   Resources
                         Corporation, Steve Simon and Helen Porter (6)

                10.11    Employment Agreement between ALRG and Steve Simon (6)

                10.12    Employment Agreement between ALRG and Helen Porter (6)

                10.13    Noncompetition  Agreement  between ALRG and Steve Simon
                         (6)

                10.14    Noncompetition  Agreement between ALRG and Helen Porter
                         (6)

                10.15 Guaranty Agreement made by the Registrant for the benefit of ALRC, Steve Simon and Helen Porter (6)

                10.16    Viatical settlement forms (8)

                10.17 Agreement between the Registrant and the McLernon Group Limited dated December 3, 1993 (9)

                10.18 Lease Agreement between Arquitectonica International Corporation and CAPX Corpora- tion dated May 11, 1994
                         (10)

                10.19    Agreement   between   Nunzio  P.   DeSantis   and  CAPX
                         Corporation dated as of July 1, 1994

                10.20    Agreement   between   Courtlandt  G.  Miller  and  CAPX
                         Corporation dated as of July 1, 1994

                10.21    Agreement   between   Vincent   Villanueva   and   CAPX
                         Corporation dated as of July 1, 1994

                10.22 Employment Agreement between AutoLend Group, Inc. and Charley A. Pond (11)

                21       Subsidiaries of the Registrant (10)

                28.1     Cooperation  and  Assistance  Agreement  between Parker
                         Risk   Management   (Colorado)  Inc.  and  Health  Care
                         Services, Inc. (1)


         (b)    Financial Statement Schedules

                   Independent Auditors' Report

                   Schedule VIII -- Valuation and Qualifying Accounts - March 31, 1996, 1995 and 1994

                   All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements including notes thereto included in this Annual Report.

             (c)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended March 31, 1996.


(1) Filed as an exhibit to the Registrant's Registration Statement on Form F-1 (Registration No. 33-29251) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

(3) Filed on December 26, 1991 as an exhibit to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(4) Filed on February 18, 1992 as an exhibit to the Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(5) Filed on March 27, 1992 as an exhibit to the Registrant's Post-Effective Amendment No. 4 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the Commission on April 21, 1993 and incorporated herein by reference.

(7) Filed on May 12, 1993 as an exhibit to the Registrant's Post-Effective Amendment No. 6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(8) Filed on October 29, 1993 as an exhibit to the Registrant's Post-Effective Amendment No. 7 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(9) Filed on March 7, 1994 as an exhibit to the Registrant's Post-Effective Amendment No. 8 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(10) Filed on June 26, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.

(11) Filed on June 29, 1995 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1995 and incorporated herein by reference.

(12) Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS





AUTOLEND GROUP, INC.                                                        PAGE

Annual Financial Statements:

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets - March 31, 1996 and 1995                       F-3

Consolidated  Statements  of  Operations  -  Years
Ended March 31, 1996, 1995 and 1994                                         F-4

Consolidated  Statements of Stockholders' Equity -
Years Ended March 31, 1996, 1995 and 1994                                   F-5

Consolidated  Statements  of  Cash  Flows  - Years
Ended March 31, 1996, 1995 and 1994                                         F-6

Notes to Consolidated Financial Statements                                  F-7


Financial Statement Schedules:

Schedule VIII --Valuation and Qualifying  Accounts
- - March 31, 1996, 1995 and 1994                                             S-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of AutoLend Group, Inc.

We have audited the accompanying consolidated balance sheets of AutoLend Group, Inc. (the "Company") as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements of the Company for the year ended March 31, 1994 were audited by other auditors whose report, dated May 27, 1994, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the financial statements, although management of the Company has used its best judgment to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the installment contracts receivable portfolio such amount could differ materially in the near term.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
- -------------------------
DELOITTE & TOUCHE LLP
Miami, Florida
July 15, 1996

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1996 AND 1995


                                                                                 1996                  1995
                                                                           ---------------       ----------
Assets:
     Cash and cash equivalents                                             $    3,168,730         $    1,276,951
     Securities available for sale                                                175,000              9,507,640
     Accounts receivable - matured insurance policies                           1,405,947              4,984,565
     Installment contracts receivable                                          13,760,394             14,818,445
         Allowance for credit losses                                           (3,995,296)            (1,544,000)
         Collateral owned                                                       1,785,743                432,286
                                                                           --------------         --------------
         Installment contracts receivable - net                                11,550,841             13,706,731
                                                                           --------------         --------------
     Dealer receivables                                                           477,933                103,767
     Purchased insurance policies, face value of $2,171,198 at
         March 31, 1996 and $31,910,037 at March 31, 1995                       1,445,184             19,248,535
     Accrued interest receivable on investments                                    --                     79,499
     Goodwill, less accumulated amortization of $2,708,278 at
         March 31, 1996 and $1,128,413 at March 31, 1995                           --                  1,579,865
     Other intangibles, less accumulated amortization of $600,000 at
         March 31, 1996 and $293,949 at March 31, 1995                             --                    306,051
     Debt issuance costs, less accumulated amortization of $3,276,724
         at March 31, 1996 and $1,824,690 at March 31, 1995                       356,681              1,808,715
     Fixed assets, less accumulated depreciation of $397,620 at
         March 31, 1996 and $154,650 at March 31, 1995                          1,013,173                815,915
     Net assets of discountinued operation                                      4,974,047                115,667
     Other                                                                        395,486              1,571,663
                                                                           --------------         --------------

                                                                           $   24,485,089         $   55,001,797
                                                                           ==============         ==============

Liabilities:
     Accounts payable and accrued liabilities                              $      984,098         $      374,916
     Accrued acquisition costs                                                    656,542                656,542
     Accrued interest expense                                                   1,111,369              2,542,042
     Convertible debentures                                                    22,050,000             51,000,000
     Property held for disposition                                                345,045                 67,735
                                                                           --------------         --------------

     Total liabilities                                                         24,802,009             54,573,500
                                                                           --------------         --------------

Stockholders' Equity:
     Preferred stock, $.002 par value.  Authorized 5,000,000 shares;
         none issued or outstanding                                                --                     --
     Common stock, $.002 par value.  Authorized 40,000,000 shares;
         issued 4,634,530 shares at March 31, 1996
         and March 31, 1995                                                         9,269                  9,269
     Additional paid-in capital                                                 5,946,904              5,946,904
     Accumulated deficit                                                       (6,273,093)            (5,528,546)
                                                                           --------------         --------------
                                                                                 (316,920)               427,627
     Unrealized gains (losses) on securities available for sale                     --                       670
                                                                           --------------         --------------

         Total stockholders' equity                                              (316,920)               428,297
                                                                           --------------         --------------

                                                                           $   24,485,089         $   55,001,797
                                                                           ==============         ==============


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994


                                                                            1996                 1995                 1994
                                                                       --------------        -------------      ----------
     Revenues:
         Finance charges on installment contracts                      $    7,808,369        $   2,718,905        $       --
         Revenues from matured insurance policies                           1,326,706           19,937,906            19,835,258
                                                                       --------------        -------------        --------------
                     Total revenues                                         9,135,075           22,656,811            19,835,258
     Cost of matured insurance policies                                       784,848           13,260,256            13,326,630
                                                                       --------------        -------------        --------------
         Net revenues                                                       8,350,227            9,396,555             6,508,628
     General and administrative expenses                                    9,914,990            6,645,623             3,004,490
     Provision for credit losses                                            8,839,461            1,561,062               100,000
                                                                       --------------        -------------        --------------
         Operating earnings (loss)                                        (10,404,224)           1,189,870             3,404,138
                                                                       --------------        -------------        --------------
     Other income:
         Interest income on investments                                       603,356            1,196,095             1,450,128
         Gain on sale of viatical trademarks                                  300,000               --                    --
         Other                                                                 65,337               28,204                --
                                                                       --------------        -------------        ----------
                     Total other income                                       968,693            1,224,299             1,450,128
                                                                       --------------        -------------        --------------
     Other expense:
         Interest expense                                                  (3,289,876)          (5,727,005)           (5,766,852)
         Loss on sale of viatical portfolio, net of
              amortization of $1,844,259                                     (392,063)              --                    --
         Realized gains (losses) on sales of marketable
              securities, net                                                   1,137           (1,649,252)              (33,578)
                                                                       --------------        -------------        ---------------
                     Total other expense                                   (3,680,802)          (7,376,257)           (5,800,430)
                                                                       --------------        -------------        ---------------
     Loss before income taxes, extraordinary item and cumulative
         effect of change in accounting principle                         (13,116,333)          (4,962,088)             (946,164)
     Benefit from income taxes                                              4,935,676               --                    --
                                                                       --------------        -------------        ---------------
     Loss before discontinued operations, extraordinary item
         and cumulative effect of change in accounting principle           (8,180,657)          (4,962,088)             (946,164)
     Discontinued operations - loss from operations of
         discontinued subsidiary, net of applicable income tax
         benefit $28,716                                                      (47,595)             (67,735)               --
                                                                       ---------------       --------------       ---------------
     Loss before extraordinary item and cumulative effect
         of change in accounting principle                                 (8,228,252)          (5,029,823)             (946,164)
     Extraordinary item - gain on early extinguishment of debt, net of amortization of deferred costs of $947,877 and
         income taxes of $4,847,153                                         7,306,970            2,030,000                --
                                                                       --------------        -------------        ---------------
     Loss before cumulative effect of change in accounting
         principle                                                           (921,282)          (2,999,823)             (946,164)
     Cumulative effect of change in accounting principle, net
         of income taxes of $117,239                                          176,735               --                    --
                                                                       --------------        -------------        ---------------
              Net loss                                                 $     (744,547)       $  (2,999,823)       $     (946,164)
                                                                       ==============        ==============       ===============

     Loss per share before discontinued operations, extraordinary item
         and cumulative effect of change in accounting principle       $        (1.77)       $       (1.07)       $        (0.20)
     Loss per share on discontinued operations                                  (0.01)               (0.02)               --
                                                                       ---------------       --------------       ---------------
     Loss per share before extraordinary item and cumulative
         effect of change in accounting principle                               (1.78)               (1.09)                (0.20)
     Earnings per share on extraordinary item-gain on early
         extinguishment of debt                                                  1.58                 0.44                  0.00
                                                                       --------------        -------------        ---------------
     Loss per share before cumulative effect of change
         in accounting principle                                                (0.20)               (0.65)                (0.20)
     Earnings per share on cumulative effect of change in
         accounting principle                                                    0.04               --                    --
                                                                       --------------        -------------        ---------------
     Net loss per common share                                         $        (0.16)       $       (0.65)       $        (0.20)
                                                                       ==============        =============        ==============
     Weighted average number of common and common
         equivalent shares outstanding                                 $    4,634,530        $   4,634,530        $    4,641,605
                                                                       ==============        =============        ==============


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994





                                                                                 Unrealized
                                                                                 Gains (Losses)
                                       Common Stock    Additional                on Securities
                                                       Paid-In     Accumulated   Available for       Treasury
                                   Shares    Amount    Capital     Deficit       Sale                Stock              Total
                                 ----------  --------  ----------  ------------  -------------       ---------          --------

Balance at March 31, 1993         5,505,730  $11,011   $9,409,130  $(1,582,559)  $(202,714)          $(2,746,140)        $4,888,728

Common stock repurchased
     (165,000 shares)                                                                                   (717,828)         (717,828)

Retirement of treasury shares     (871,200)  (1,742)  (3,462,226)                                      3,463,968                --

Unrealized losses on securities
     available for sale                                                           (514,675)                               (514,675)

Net loss                                                              (946,164)                                           (946,164)
                                 ----------  -------  -----------   -----------  ----------          ------------       -----------

     Balance at March 31, 1994    4,634,530    9,269    5,946,904   (2,528,723)   (717,389)                    --         2,710,061

Unrealized gains on securities
     available for sale                                                             718,059                                 718,059

Net loss                                                            (2,999,823)                                         (2,999,823)
                                 ----------  -------  -----------   -----------  ----------          ------------       -----------

     Balance at March 31, 1995    4,634,530    9,269    5,946,904   (5,528,546)         670                    --           428,297

Net loss                                                              (744,547)       (670)                               (745,217)
                                 ----------  -------  -----------  ------------  ----------   -      ------------       -----------

     Balance at March 31, 1996    4,634,530  $ 9,269   $5,946,904  $(6,273,093)  $       --          $         --       $ (316,920)
                                 ==========  =======   ==========  ============  ==========          ============       ==========

           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 31, 1996, 1995 AND 1994



                                                                            1996                 1995                   1994
                                                                         ------------        -------------        ---------------
Cash flows from operating activities:
     Net loss                                                            $   (744,547)       $  (2,999,823)       $     (946,164)
     Adjustments to reconcile net loss to net cash
         flows from operating activities:
         Amortization of intangible assets and debt issuance costs          2,390,073            1,474,358               879,341
         Depreciation expense                                                 259,533              113,499                36,948
         Writeoff of fixed asset                                               36,007               --                    --
         Gain on early extinguishment of debt, net of amortization        (12,154,123)          (2,030,000)               --
         Gain on sale of assets                                              (300,000)              --                    --
         Provision for credit losses                                        8,839,461            1,561,062                --
         Realized losses (gains) on securities available for sale              (1,137)           1,649,252                33,578
         Change in net assets of discontinued operations                   (4,858,380)            (115,667)               --
         Changes in assets and liabilities:
              Accounts receivable - matured insurance policies              3,578,618           (1,547,942)             (317,306)
              Installment contracts receivable                             (6,683,571)         (15,267,793)               --
              Purchased insurance policies                                 17,803,351           12,536,593            (2,022,962)
              Accrued interest receivable                                      79,499              170,112               364,353
              Dealer receivables                                            1,301,177           (1,287,320)               --
              Other assets                                                 (3,834,513)          (1,470,722)               (7,827)
              Accounts payable and accrued liabilities                        609,182              150,749                14,367
              Accrued interest expense                                     (1,430,673)            (249,383)               --
                                                                       --------------        -------------        ----------
                   Cash provided by operating activities                    8,724,470           (5,842,303)           (1,965,672)
                                                                       --------------        -------------        --------------

Cash flows from investing activities:
     Purchases of securities available for sale                           (14,414,871)         (13,400,903)          (29,038,077)
     Proceeds from sale of securities available for sale                   23,922,979           22,352,612            30,760,861
     Purchases of fixed assets                                               (492,799)            (755,125)             (169,009)
     Payment of accrued acquisition costs                                      --                   --                  (549,258)
     Acquisition of American Life Resources Corporation                        --                   --                (1,097,064)
     Repayment of notes to related parties                                     --                   --                   470,000
                                                                       --------------        -------------        --------------
                   Cash provided by (used in) investing activities          9,015,309            8,196,584               377,453
                                                                       --------------        -------------        --------------

Cash flows from financing activities:
     Early extinguishment of debt                                         (15,848,000)          (1,970,000)               --
     Repurchase of common stock                                                --                   --                  (717,828)
                                                                       --------------        -------------        --------------
                   Cash used in financing activities                      (15,848,000)          (1,970,000)             (717,828)
                                                                       --------------        -------------        --------------
Net increase (decrease) in cash and cash equivalents                        1,891,779              384,281            (2,306,047)
Cash and cash equivalents at beginning of period                            1,276,951              892,670             3,198,717
                                                                       --------------        -------------        --------------
Cash and cash equivalents at end of period                             $    3,168,730        $   1,276,951        $      892,670
                                                                       --------------        -------------        --------------


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Basis of Presentation

        AutoLend Group, Inc. ("AutoLend" or the "Company") is a consumer finance company which, through its wholly-owned subsidiary AutoLend IAP, Inc., is engaged in the business of providing short term (2 to 6 weeks) financing to selected used car dealers for purchases of used automobiles at certain regional auctions throughout the United States (the Inventory Assistance Program, or "IAP"). The Company's first IAP financing took place on March 9, 1995.

        On June 30, 1995, IAP and the Company entered into an agreement (the "ServNet Agreement") with ServNet, Inc. ("ServNet"), an association of 17 independent used car auctions, with a term of ten years, subject to renewals. Pursuant to the ServNet Agreement, ServNet agreed to use its best efforts to cause its constituent auctions to enter into agreements ("AutoLend Auction Agreements") with IAP to allow IAP the exclusive opportunity to provide floor plan financing for dealers purchasing cars at the participating auctions. Pursuant to the ServNet Agreement, IAP will pay to ServNet a fee calculated based on volume or net profits, whichever results in a greater fee.

        To date, IAP has entered into AutoLend Auction Agreements with 11 ServNet auctions for ten year terms.

        Through its wholly-owned subsidiary AutoLend Corporation, the Company engaged in the business of purchasing, financing, servicing and collecting retail installment loan contracts originated by independent and franchised used automobile dealers ("Installment Contracts Receivable"). The first bulk purchase of Installment Contracts Receivable was made on May 20, 1994. Based upon an analysis of market factors and growth potential, as well as an evaluation of the Company's liquidity and capital resources, since December 22, 1995 the Company has ceased to purchase Installment Contracts Receivable and since September 29, 1994 to purchase Policies, and does not at this time intend to recommence such activities.

        The Company's other business activity, of which certain assets were sold by the Company on July 29, 1994 and May 8, 1995 (see note 8), is the purchase and holding of life insurance policies from individuals facing life-threatening illnesses, commonly known as the viatical settlement business. The Company operates this business through its two wholly-owned subsidiaries, LB NM, Inc. ("LB NM"), which acquired the operations of Living Benefits, Inc. ("LBI"), a New Mexico corporation, on April 1, 1991, and American Life Resources Group, Inc. ("ALRG"), which acquired the operations of American Life Resources Corporation ("ALRC") on April 6, 1993 (see note 7). The Company ceased purchasing new viatical life insurance policies effective September 29, 1994.

        Due to the nature of the Company's business, the accompanying consolidated balance sheets have been presented as nonclassified. All significant intercompany transactions and balances have been eliminated in consolidation.

(b)  Discontinued Operation

        On December 26, 1995, Nunzio P. DeSantis, Courtland G. Miller and Vincent Villanueva commenced an action in the State of Delaware against Steve Simon, Stephen Raphael and Elie Housman and the Company

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


as nominal defendant, seeking, among other things, various injunctions against, and unspecified damages for, alleged breaches of fiduciary duty, gross mismanagement, and/or gross negligence that may have occurred. Management believed all of these claims to be baseless. On May 3, 1996, the parties submitted a Stipulation of Settlement to the Court. The Stipulation of Settlement was distributed to the Stockholders of the Company on or about May 15, 1996. On June 17, 1996 a single notice of objection to the proposed settlement was filed with the Court. On June 27, 1996, after a hearing, at which the objector was represented by counsel and made written and oral submissions to the Court, Vice Chancellor Steele of the Delaware Chancery Court entered an order approving the settlement set forth in the Stipulation.

        Pursuant to the Stipulation of Settlement, current management will resign, receive the payment remaining under their respective employment agreement and enter into consulting agreements with the Company. The Company's Autolend IAP, Inc. subsidiary will be sold to an affiliate of departing management for consideration including settlement of all intercompany indebtedness and preferred stock of IAP with a face amount of $1 million. Accordingly, the operations of IAP have been treated as a discontinued operation in the accompanying financial statements. As of March 31, 1996 and 1995, the IAP discontinued operations had the following assets and liabilities:

ASSETS:                                     1996             1995
                                            ----             ----
Cash and cash equivalents                $     187,839    $     48,224
Dealer receivable                            5,043,787          72,695
Other                                           33,989           1,933
                                         -------------    ------------
Total                                        5,265,615         122,852

LIABILITIES:
Accounts payable and accrued expenses          291,568           7,185
                                         -------------    ------------

Net assets of discontinued operations    $   4,974,047    $    115,667
                                         =============    ============


        In connection with the Settlement, the net proceeds to be received by the Company include $1,000,000 in preferred stock and, based upon intercompany accounts as of March 31, 1996, approximately $5.0 million as settlement of all intercompany indebtedness. Certain amounts remaining under the employment agreements of departing management totalling, as of March 31, 1996, of approximately $677,000 as well as consulting fees of $420,000 will be paid by the Company. Such amounts, other than the face value of the Preferred Stock are subject to change based upon the actual date of the closing of the Settlement. Any resulting net loss from the discontinued operations from March 31, 1996 to the date of the Settlement is not significant.

(c)  Going Concern

        The Company's viability as a going concern is dependent upon the successful closing of the Settlement (as hereinafter defined), the restructuring of its obligations and asset base, and ultimately, a return to profitability. The Company has been operating at a loss and has incurred operating losses in the last three years. Management has initiated a plan to terminate certain of its operations and to improve the profitability of the Company. The Company has ceased since December 22, 1995 to purchase installment contracts receivable and since September 29, 1994 to purchase life insurance policies. During the third quarter of the year ended March 31, 1996 the

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Company significantly downsized its operations resulting in significant reductions in salary expense. In June 1996 the Company entered into a settlement of certain stockholder derivative litigation (the "Settlement"). In connection with the closing of the Settlement, the Company will enter into various agreements providing for, among other things, the disposition of certain operations, and the replacement of current management.

        In September 1996 the Company is obligated to make an interest payment on the remaining outstanding debentures of approximately $2.1 million. The outstanding principal amount of the debentures, which is due in September 1997, will become current debt in September 1996, and without a capital infusion, refinancing or amendment of the debentures, such current debt will cause the Company's current liabilities to be greater than its current assets. See Note 5 for information relating to the Company's debenture obligations. Although the Company currently has sufficient liquidity to meet its September 1996 interest obligations under the debentures, intervening operating losses may prevent the Company from meeting its obligations to make interest payments, and in September 1997 to repay the principal under the Debentures as such payments become due. If the Company is unsuccessful in its efforts, it may be necessary for it to undertake such other actions as may be appropriate to preserve asset values.

        The Company believes it has sufficient funds to finance its currently contemplated operations for at least the next 12 months but will require additional funds, if not generated from operations, to finance future growth, the entering into new businesses and the payment of interest on and repayment of the Debentures. Auction fundings until the closing of the Settlement are expected to be funded through proceeds from maturities of outstanding Policies and Installment Contracts Receivable, cash reserves and Securities Available for Sale, and proceeds, if any, from the exercise of the Company's outstanding Class A and Class B Warrants. Since the receipt of such funds is not completely predictable, the Company may need to acquire additional financing to fund its anticipated operations beyond such period. Furthermore, in the event that a closing of the Settlement has not taken place by the interest payment date in September 1996, the Company may be left with insufficient liquidity to continue funding its IAP operations. The ability of management to return the Company to profitable operations and a capacity to meet its obligations on demand is uncertain. There can be no assurance that management will be able to accomplish its objectives or that it will enable the Company to become profitable on an ongoing basis and to continue as a going concern.

         (d)  Change in Accounting Principle

        Effective July 1, 1995, the Company changed the method by which finance charges are recorded from the compound interest method of recognizing revenues to the "Rule of 78" interest calculation method. The cumulative effect on the prior period ending March 31, 1995 was $176,735 net of income taxes of $117,239.

         (e)     Use  of  Estimates:

        The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (f)  Cash and Cash Equivalents

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


        Cash and cash equivalents include debt securities with maturities of 90 days or less at the time of acquisition.

         (g)  Securities Available for Sale

        Securities available for sale are reported at fair value (based on quoted market prices) with net unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses on the sale of securities available for sale are reported in the Consolidated Statements of Operations. For the purpose of determining the amount of realized gains and losses, the Company determines the cost of its investment in securities based on specific identification.

         (h)  Revenue Recognition

        Automobile Financing: Revenues from finance charges on Installment Contracts Receivable are recognized as earned. Loan discounts are recorded as unearned income at the time of initial investment in a loan contract, and such discounts are amortized to income over the remaining life of the loan. Interest charges are computed using the "Rule of 78" interest calculation method. Accrual of interest income on receivable balances is suspended when a loan is delinquent for thirty days or more. Accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time. The Company performs substantially all of the functions associated with origination of the contracts; effective January 1996, the Company has utilized an outside contractor to service installment loans. Loan costs are amortized against income as an adjustment of yield.

        Auction Financings: Revenues from auction financings (Dealer Receivables), consisting of nonrefundable administrative fees are recognized at the time of contract. Interest income on IAP Dealer Receivables is recorded as unearned income and amortized over the loan period, which does not usually exceed six weeks. The Company has experienced no losses on the Dealer Receivables.

        Allowance for Credit Losses: An allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the Installment Contracts Receivable portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the Installment Contracts Receivable portfolio, including the nature of the portfolio, credit concentrations, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is possible that management's estimate of credit losses inherent in the Installment Contracts Receivable portfolio and the related allowance may change materially in the near term.

        The allowance for credit losses is established through provisions charged to income and is based on management's evaluation of potential losses after consideration of such factors as current delinquency data, changes in the Installment Contracts Receivable portfolio composition, economic conditions and other pertinent factors. Charge-offs are recorded against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


        There are inherent uncertainties in determining the allowance for credit losses in an Installment Contracts Receivable portfolio. the company has not been in business long enough for it to gather a sufficient data base of historical credit loss experience. The concentration of risk, limited historical contract receivable loss experience, and other factors described above, compound the uncertainty in the Company management's estimate of the allowance for credit losses. As a result, the aggregate losses ultimately incurred by the Company with respect to the Installment Contracts Receivable portfolio may significantly differ from the allowance for credit losses in the accompanying financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the Installment Contracts Receivable portfolio at March 31, 1996 and 1995.

        Viatical Settlements: Revenue and cost of revenue is recognized upon the maturity of a policy (death of the insured). However, the ability to recognize revenue during the period of policy maturity depends on the Company receiving notification of policy maturity from a representative of the insured, which, in some instances, may not occur until significantly after the death of the insured and after the financial statements have been finalized for the period during which the policy matured. The Company is unable to estimate the face value and cost of policies which may have matured but for which no notification has been received. To the extent policy maturities cannot be recorded in the period the policy matures due to this delay in notification, the revenue and cost related to such maturity is recognized in the statements of operations subsequent to the maturity of the policy.

         (i)  Goodwill and Debt Issuance Cost Amortization

        Intangible assets and goodwill are amortized using the straight-line method over the expected life. Management periodically reviews the expected life and any adjustments are made prospectively. Debt issuance costs are amortized over the life of the related debt.

         (j)  Income Taxes

        The Company calculates income taxes using the asset and liability method prescribed by Financial Accounting Standards Board Statement No. 109 -- "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company, based on the weight of the available evidence, provides a valuation allowance on deferred tax assets to the extent it determines it is more likely than not that deferred tax assets will not be realized.

         (k) Fair Value of Financial Instruments

        The Company's financial instruments include securities available for sale, accounts receivable - matured insurance policies, installment contracts receivable, dealer receivables, purchased insurance policies, accounts payable and accrued liabilities and convertible debentures. The fair value of such financial instruments have been determined using available market information and interest rates as of March 31, 1996.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


        At March 31, 1996, the fair value of the 9.5% Convertible Subordinated Debentures Due 1997 was approximately $11,025,000 compared to the carrying value of $22,050,000. The fair value of all other financial instruments was not materially different than their carrying value.

         (l)  Earnings per Share

        Earnings per common and common equivalent share is computed based on the weighted average number of common shares and, if dilutive, common equivalent shares (options and warrants) outstanding during the period.


         (m)  New Accounting Standards

        In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those asstes to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS NO. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicated that the carrying amounts of an asset may not be recoverable. SFAS No. 121 will apply to the company for the year ended March 31, 1997. The Company has not assessed the impact of adopting this pronouncement.

        The FASB has also issued Statement of Financial Accounting Standards No. 123, "Accounting for StockBased Compensation" ("SFAS No. 123"). This statement defines a fair value based method of accounting for employee stock options. This statement also permits a company to continue to measure compensation costs for their stock option plan using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 requires disclosure of the pro forma net income and earnings per share that would be recorded if the fair value method was utilized the Company plans to continue to utilize the provisions of APB No. 25 to account for such compensation costs, and will provide the pro forma disclosures required by SFAS No. 123 in the fiscal year 1997 financial statements.

         (n)  Reclassification

        Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

(2)      INSTALLMENT CONTRACTS RECEIVABLE

         At March 31, 1996 and 1995 Installment Contracts Receivable consisted of the following:

                                                             1996                     1995
                                                             ----                     ----
Installment contracts receivable                     $    19,247,551          $    25,200,314
Unearned finance charges                                  (5,487,157)             (10,381,869)
Allowance for credit losses                               (3,995,296)              (1,544,000)
Collateral owned                                           1,785,743                  432,286
                                                     ---------------          ---------------
Installment contracts receivable, net                $    11,550,841          $    13,706,731
                                                     ===============          ===============

A summary of the allowance for credit
losses is as follows:

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Balance - beginning of period                        $     1,544,000          $            --
Provision for losses                                       8,839,461                1,561,062
Charge offs and adjustments                               (6,388,165)                 (17,062)
                                                     ---------------          ----------------
Balance - end of period                              $     3,995,296          $     1,544,000
                                                     ===============          ===============


        Most of the Company's Installment Contracts Receivable are due from dealers in the Southeast, West and Northeast regions of the United States. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contracts receivable until such contracts are paid in full.

(3)      SECURITIES AVAILABLE FOR SALE

         Securities Available for Sale at March 31, 1996 and 1995 are summarized as follows:

                                                         1996                              1995
                                          -------------------------------       -----------------------------

                                            Cost            Fair Value       Cost              Fair Value

Marketable equity securities........      $   175,000       $   175,000      $          --     $          --
U.S. Treasury notes.................               --                --          8,974,781         8,975,451
Mutual funds........................               --                --            532,189           532,189
                                          -----------       ----------       -------------     -------------
 ....................................      $   175,000       $   175,000      $   9,506,970     $   9,507,640
                                                            -----------                        -------------

Net unrealized losses on
   securities available for
   sale.............................                0                                  670
                                          -----------                        -------------
 ....................................      $   175,000                        $   9,507,640
                                          ===========                        =============


                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Realized gains and losses were as follows:

                                                                                   Years Ended March 31,
                                                                                   ---------------------

                                                                    1996                  1995                   1994
                                                                   ------                ------                 -----

         Realized gains.............................                 $   1,137           $    115,621             $  932,737
         Realized losses............................                        --            (1,764,873)              (966,315)
                                                                 -------------            -----------              ---------
                                                                      $  1,137           $(1,649,252)            $  (33,578)
                                                                      ========           ============            ===========



(4)      INCOME TAXES

        In February 1992, the FASB issued Statement of Financial Accounting Standards No. 109 ("SFAS No. 109), "Accounting for Income Taxes," SFAS No. 109 superseded APB Opinion No. 11, and required a change from the deferred method to the liability method of computing deferred income taxes. Under the liability method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rules applicable for the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        A reconciliation of the Company's actual income tax expense (benefit) to that computed using the U.S. Federal statutory rate of 34% is as follows:

                                                                                   YEARS ENDED MARCH 31,
                                                                                   ---------------------

                                                                        1996                  1995                  1994
                                                                        ----                  ----                  ----

Computed "expected" tax expense (benefit).....................          (253,146)           $(1,019,940)          $ (321,696)
Increase (decrease) in income taxes resulting from:
         Amortization of goodwill.............................          (401,590)                246,483               68,785
         Net operating loss...................................          (255,052)                815,730              249,053
         Allowance for doubtful accounts......................            922,423                524,960                   --
         Capital losses (gains)...............................          (113,318)              (564,379)                   --
         Other................................................            100,683               (42,273)                3,858
                                                                        ---------           ------------        -------------

                  Total income tax expense....................    $           --       $              --     $             --
                                                                  ===============      =================     ================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994

        The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are presented below:

                                                                                               MARCH 31
                                                                                     1996                 1995
                                                                                     ----                 ----
Deferred tax assets:
         Bad debt reserve.................................................          $ 1,503,430            $618,637
         Capital loss carryover...........................................              482,445             624,635
         Net operating loss...............................................                   --             216,852
         Bond discount amortization.......................................                   --              28,872
         Other............................................................              250,724               1,851
                                                                                    -----------         -----------
                                                                                      2,236,599           1,490,847
                                                                                    -----------         -----------
Deferred tax liabilities:

         Net basis of fixed assets........................................               60,208              33,499
         Other............................................................               12,077              12,077
                                                                                    -----------         -----------
         Gross deferred tax liabilities...................................               72,285              45,576
                                                                                    -----------         -----------

Net deferred tax asset (liability)........................................            2,164,314           1,445,271
Valuation allowance for deferred tax assets...............................          (2,164,314)         (1,445,271)
                                                                                    -----------         ----------
Net deferred tax asset (liability)........................................          $         -         $        -
                                                                                    ===========         ===========


        There was no change in the total valuation allowance for the years ended March 31, 1996 and 1995.

(5)      CONVERTIBLE SUBORDINATED DEBENTURES

        On September 19, 1991, the Company received net proceeds of $51.4 million from the issuance of $55.0 million of 9.5% Convertible Subordinated Debentures (the "Debentures"). During the fiscal year ended March 31, 1996, the Company has prepaid without penalty $28.9 million principal at a cost of $15.8 million plus accrued interest, resulting in a gain on early extinguishment of Debentures of $13.1 million. For fiscal year ended March 31, 1995, the Company prepaid without penalty $4.0 million principal at a cost of $2.0 million plus accrued interest and recorded a gain on early extinguishment of Debentures of $2.0 million. The outstanding balance of convertible subordinated Debentures is $22.1 million at March 31, 1996.

        The Debentures which mature September 19, 1997, are convertible by the holders into the Company's common stock at the rate of one common share per $12.25 principal amount. In addition, the Company may require conversion beginning September 19, 1993 if the common stock market price exceeds $15.00 per share for 20 consecutive days. There were no conversions during the years ended March 31, 1996 and 1995. The Debentures are subordinated to any current or future senior debt and require annual interest payments. At March 31, 1996, accrued interest on the outstanding Debentures was $1,111,369.

        Debt issuance costs arising from the issuance of Debentures in the original amount of $3.6 million have been amortized over the 6 year term and, as prepayments of Debentures have occurred, applicable amounts of

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


debt issuance costs have been amortized. A balance of $356,681 in debt issuance costs remain at March 31, 1996.


(6)      STOCKHOLDERS' EQUITY

        On July 31, 1990, the Company made a public offering of 900,000 units at $10 each, each unit consisting of three common shares and three redeemable Class A warrants. Total proceeds from the sale of these units was $9,000,000 less offering costs of $1,815,591. In addition, the underwriters for the public offering exercised an option to purchase 50,000 units to cover over-allotments. Total proceeds from the sale of these units was $500,000 less underwriting discounts and commissions of $57,750. The underwriters also received an option to purchase 90,000 units at $12 per unit exercisable over a period of two years commencing July 31, 1993.

        Each Class A warrant entitles the registered holder to purchase one common share and one redeemable Class B warrant at an exercise price of $4.00 through July 30, 1996. Each Class B warrant entitles the registered holder to purchase one common share at $7.00 from the date of issuance through July 30, 1996. The Class A and Class B warrants are subject to redemption at $0.05 per warrant on 30 days prior written notice provided the closing bid price of the common shares exceeds $5.50 and $9.70 per share, respectively, for 30 consecutive business days ending within 15 days of the date of notice of redemption. During the year ended March 31, 1993, 151,500 Class A warrants and 44,500 Class B warrants were exercised. A total of 1,000 Class A warrants were exercised during the year ended March 31, 1992. In addition, the Company repurchased 142,000 Class A warrants at a total cost of $227,355. At March 31, 1996, there were 2,555,500 Class A warrants and 108,000 Class B warrants outstanding.

        The Company has a stock option plan under which both incentive and non-qualified stock options may be granted for the purchase of up to 2,500,000 shares of common stock. For options granted as incentive stock options under the plan, the exercise price must be at least equal to the fair market value on the date of the grant. The exercise price for non-qualified options may be less than fair market value. The options expire at various time ranging from five to ten years.

The options are summarized as follows:

                                                                                 NUMBER             PRICE RANGE
                                                                                 ------             -----------
        Options outstanding at March 31, 1991 and 1992...................            110,000          $3.00 - $3.30
            Granted......................................................            100,000          $6.00 - $6.60
                                                                                  ----------
        Options outstanding at March 31, 1993............................            210,000          $3.00 - $6.60
            Granted......................................................            410,000          $4.25 - $5.09
                                                                                  ----------
        Options outstanding at March 31, 1994............................            620,000          $3.00 - $6.60
            Granted......................................................            750,000          $1.50 - $3.00
                                                                                  ----------
        Options outstanding at March 31, 1995............................          1,370,000          $1.50 - $6.60
            Granted......................................................            495,000          $1.50 - $1.63
                                                                                   ---------
        Options outstanding at March 31, 1996............................          1,865,000          $1.50 - $6.60


        In connection with the Company's issuance of Debentures (note 5), the Company granted to the distribution agent a warrant to purchase 269,388 shares of common stock exercisable at $12.25 per share through September 18, 1996. The Company has also granted warrants to individuals to purchase 25,000 common shares at $3.00 per share through March 11, 2001 and 20,000 common shares at $12.25 through September 18, 2001.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


        On December 14, 1992, the Company announced a plan to allocate up to $10,000,000 for the repurchase of its common stock and Class A warrants. At March 31, 1993 the Company had repurchased 705,700 shares of its common stock at a total cost of $2,746,140. During the year ended March 31, 1994, the Company repurchased an additional 165,500 shares of its common stock at a total cost of $717,828. At the direction of the Board of Directors, all such shares repurchased under this plan were returned to the status of authorized, but unissued. The Company has no current plans to acquire additional shares.

(7)      ACQUISITIONS

        On April 6, 1993, the Company acquired certain operating assets of ALRC. Under the terms of the agreement, the Company paid a total of $1,000,000 for certain tangible and intangible assets of ALRC, including employment agreements and covenants not to compete by the principals of ALRC, and certain transaction costs. These intangible assets included goodwill of $433,591, amortized over the remaining life of the viatical portfolio (see note 8).

        Effective April 1, 1991, the Company acquired certain equipment, covenants not to compete and the future operations of LBI. The acquisition agreement provides for the payment of contingent consideration based on a share of the profits of LBI's business. No contingent consideration payment was required for the year ended March 31, 1992. At March 31, 1993, the Company accrued $549,258 as contingent consideration for fiscal year 1993, which was paid on July 19, 1993. The Company and the principals of LBI are disputing the remaining amounts of consideration due based on differences in interpretation of certain computational items set forth in the acquisition agreement. The Company has accrued an amount based on its interpretation of the agreement and intends to negotiate a settlement of the dispute. However, the Company is currently unable to predict with certainty the final resolution of this matter.

(8)      SALE OF CERTAIN ASSETS

        On July 29, 1994, the Company sold certain assets of its viatical settlements business to National Capital Benefits Corporation ("NCBC"), a subsidiary of National Capital Management Corporation ("NCMC"). Assets acquired by NCBC include the Company's proprietary client management software system, all "work in process" and the trade names of both LBNM and ALRG. The Company received consideration of $125,000 and 100,000 common shares of NCMC. The sale agreement provides the Company with an option exercisable within 24 months of the sale through July 28, 1996, to sell these shares back to NCMC at a price of $1.75 per share. In addition, the Company is entitled to receive commissions on certain transactions should they occur within 48 months of the sale agreement. Commissions received during the year ending March 31, 1996 were not significant.

        On May 8, 1995 and July 18, 1995, ALRG and LBNM entered into agreements with Viaticus, Inc. ("Viaticus"), a subsidiary of the CNA Insurance Companies, under which ALRG and LBNM agreed to assign to Viaticus certain viatical insurance policies. Under the terms of the agreements, upon receipt by Viaticus of satisfactory acknowledgement by the insurer, payment of a predetermined amount for each policy would be remitted to the Company. During fiscal year ended March 31, 1996, approximately $17.5 million has been received as payment for policies with completed assignments to Viaticus, and there are no outstanding amounts receivable under the agreements at March 31, 1996.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


        In conjunction with the sales to Viaticus, the remaining goodwill and other intangibles related to the purchases of the viatical business in 1993 and 1991 (see note 7), have been fully amortized during the year ending March 31, 1996.

(9)      COMMITMENTS AND CONTINGENCIES

        The Company leases its office space and certain equipment under noncancelable operating leases that expire at various times over the next five years. The Company leases approximately 3,050 square feet of office space in Miami Beach, Florida under a lease expiring in May 1997 at a base rent of $35,652, subject to annual increases that have historically been approximately 5%.

        Additional office space in the vicinity was leased effective May 1994 under a 6-year lease which includes annual rent commencing August 1994 of $207,000 in each of the first two years and $325,000 annually thereafter, when the square footage will increase to approximately 17,000 square feet subject to increases reflecting changes in the consumer price index. The lease provides for one four-year renewal period. In February 1996, the Company vacated these premises. The Company is currently seeking a party to sublease or assume its lease obligations with respect to these premises. No assurance can be given that the Company will be able to find such a party or that if the Company finds such a party, the Company will be able to enter into an arrangement with such party on terms favorable to the Company.

        Rental expense for operating leases was $306,335, $224,574 and $67,911 for the years ended March 31, 1996, 1995 and 1994 respectively.

        Future minimum lease payments for noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 1996 are:


Year ending March 31,

1997                                               $          358,095
1998                                                          346,485
1999                                                          325,000
2000                                                          325,000
2001                                                           81,250
                                                 --------------------
Total minimum lease payments                        $       1,435,830
                                                    =================


        In connection with the acquisition of ALRC in April 1993 (see note 7), the Company entered into employment agreements with each of the two principals of ALRC. The five year agreements are with the Chief Executive Officer and Chief Operating Officer of the Company and provide for minimum annual compensation of $125,000 and $75,000, with annual cost of living adjustments.

        In May 1996, the Company was impleaded by an insurer into a suit in the United States Bankruptcy Court for the Middle District of Florida, in which a bankrupt seeks from the insurer payment of a $1 million death benefit under a Policy which it asserts the insurer improperly amended to remove it as the beneficiary without consent of the Bankruptcy Court. Following such amendment, the Policy was assigned to the Company, which was without notice of any of these alleged facts. The insurer seeks to recover the death benefit paid under this

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1996, 1995 AND 1994


Policy from the Company in the event that it is required to pay such death benefit to the bankrupt. The Company intends to aggressively defend against such claims and to aggressively assert its own claims against the insurer.

        As of December 31, 1995, the Company's capital and surplus fell below the $1 million required by the NASDAQ Stock Market for continued listing. On April 30, 1996, a delisting hearing was held before the Nasdaq Qualifications Hearing Panel (the "Panel"). At the hearing, the Company requested a temporary exception to the capital and surplus requirements. The Panel granted the Company's request for a temporary exception. However, under the exception, the Company was required to make a public filing evidencing compliance with the minimum capital and surplus requirements with the Securities and Exchange Commission and the NASDAQ Stock Market on or before May 20, 1996. The Company could not make such a filing, and, on or about May 21, 1996, the Company was delisted from the NASDAQ Stock Market.

                  The Company is involved in the causes of action described below as plaintiff.

        In March 1996 the Company commenced an action against a former employee of the Company, in the Circuit Court, Dade County, Florida seeking damages and the return of stolen property in connection with the deletion from the Company's computer system of certain menu tools, programs and access tools.

        In May 1996 Aurora National Life Assurance Company filed an interpleader action in the United States District Court for the Southern District of Florida seeking determination of the proper recipient of benefits under a Policy. The Policy in question was sold by the Company to Viaticus in May 1995 for $3 million. Although the insured had died in December 1994, neither the Company nor Viaticus was aware of the maturation of the Policy at the time of the sale. The Company intends to vigorously assert its claim to the full death benefits. If it is awarded those benefits, it will have to return the $3 million sale price previously paid to it by Viaticus for purchase of the policy.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                      AUTOLEND GROUP, INC.

Date: July 15, 1996                  By: /s/  Steve Simon
                                         ----------------
                                         Steve Simon
                                         Chairman of the Board and Chief
                                         Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                     TITLE                      DATE
         ---------                     -----                      ----


/s/  Steve Simon                Chairman of the Board and         July 15, 1996
- --------------------------      Chief Executive Officer
     Steve Simon                (Principal Executive Officer)


/s/  Helen Porter               Executive Vice President and      July 15, 1996
- --------------------------      Chief Operating Officer
     Helen Porter               (principal accounting officer)


/s/  Philip J. Vitale, M.D.     Director                          July 15, 1996
- ---------------------------
     Philip J. Vitale, M.D.

/s/  Robert Granoff             Director                          July 15, 1996
     -----------
     Robert Granoff

/s/  James Newman               Director                          July 15, 1996
     -----------
     James Newman

/s/  Drew Sakson                Director                          July 15, 1996
     -----------
     Drew Sakson

                                                                   SCHEDULE VIII


                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                          March 31, 1996, 1995 and 1994



                                                                      Balance at              Charged to              Amount on
                                                                       Beginning               Costs and               Balance
Description                                                            of Period               Expenses                 Sheet
- -----------                                                            ---------               --------                 -----

Year ended March 31, 1996
     Intangible assets - accumulated amortization                $        293,949         $       306,051          $       600,00
     Goodwill - accumulated amortization                                1,128,413               1,579,865               2,708,278
     Debt issuance costs - accumulated amortization                     1,824,690               1,452,034               3,276,724


Year ended March 31, 1995
     Intangible assets - accumulated amortization                $        120,000         $       173,949          $      293,949
     Goodwill - accumulated amortization                                  431,957                 696,456               1,128,413
     Debt issuance costs - accumulated amortization                     1,220,737                 603,953               1,824,690


Year ended March 31, 1994
     Intangible assets - accumulated amortization                $         --             $       120,000          $       120,00
     Goodwill - accumulated amortization                                  213,778                 218,179                 431,957
     Debt issuance costs - accumulated amortization                       679,575                 541,162               1,220,737

                                       S-1