Form 10-Q
period 1996-06-30
AUTOLEND GROUP INC
filed 1996-08-19
CIK 851697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________

                         Commission file number 1-10569



                              AUTOLEND GROUP, INC.

             (Exact name of registrant as specified in the charter)

                  DELAWARE                        22-3137244
       (State or other jurisdiction of           (IRS Employer
       incorporation or organization)         Identification No.)

            930 WASHINGTON AVENUE
            MIAMI BEACH, FLORIDA                     33139
  (Address of principal executive offices)        (Zip Code)

              (Registrant's telephone number, including area code)
                                 (305) 673-2700

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                              YES  [X]       NO  [ ]

     Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

        Common Stock, $.002 par value             4,634,530 shares
                    Class                 Outstanding at February 16, 1996

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                    Pages
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Consolidated Balance Sheets as of June 30, 1996
                          and March 31, 1996                                           3

                 Consolidated Statements of Operations for the three
                          month periods ended June 30, 1996 and 1995                   4

                 Consolidated Statements of Cash Flows for the three month
                          periods ended June 30, 1996 and 1995                         5

                 Notes to Consolidated Financial Statements                          6-9

        Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                 9-12

PART II  OTHER INFORMATION                                                            13

SIGNATURES                                                                            15

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                 June 30,          March 31,
                                                                                    1996               1996
                                                                               (unaudited)

Assets:
     Cash and cash equivalents                                                 $4,561,399             $3,168,730
     Securities available for sale                                                175,000                175,000
     Accounts receivable - matured insurance policies                             148,102              1,405,947
     Installment contracts receivable                                          10,062,914             13,760,394
         Allowance for credit losses                                           (3,020,776)            (3,995,296)
         Collateral owned                                                         819,268              1,785,743
                                                                           --------------         --------------
         Installment contracts receivable - net                                 7,861,406             11,550,841
                                                                           --------------         --------------
     Purchased insurance policies, face value of $2,126,198 at
         June 30, 1996, and March 31, 1996                                      1,462,583              1,445,184
     Accrued interest receivable on investments                                     5,535                     --
     Debt issuance costs, less accumulated amortization of $3,337,418
         at June 30, 1996 and $3,276,724 at March 31, 1996                        295,987                356,681
     Fixed assets, less accumulated depreciation of $147,770 at
         June 30, 1996 and $397,620 at March 31, 1996                             323,361              1,013,173
     Net assets of discontinued operation                                       6,087,777              4,974,047
     Other                                                                        376,224                395,486
                                                                           --------------         --------------
                                                                           $   21,297,374         $   24,485,089
                                                                           ==============         ==============

Liabilities:
     Accounts payable and accrued liabilities                              $    1,090,848         $      984,098
     Accrued acquisition costs                                                    656,542                656,542
     Accrued interest expense                                                   1,635,057              1,111,369
     Convertible debentures                                                    22,050,000             22,050,000
                                                                           --------------         --------------
     Total liabilities                                                         25,432,447             24,802,009
                                                                           --------------         --------------

Stockholders' Equity:
     Preferred stock, $.002 par value.  Authorized 5,000,000 shares;
         none issued or outstanding
     Common stock, $.002 par value.  Authorized 40,000,000 shares;
         issued 4,634,530 shares at June 30, 1996 and March 31, 1996                9,269                  9,269
     Additional paid-in capital                                                 5,946,904              5,946,904
     Accumulated deficit                                                      (10,091,246)            (6,273,093)
                                                                           --------------         --------------
         Total stockholders' equity                                            (4,135,073)              (316,920)
                                                                           --------------         --------------
                                                                           $   21,297,374          $  24,485,089
                                                                           ==============         ==============


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                   Three Month Period Ended
                                                                                            June 30,
                                                                                      1996              1995
Revenues:
     Finance charges on installment contracts                                   $     616,639      $   1,673,135
     Revenues from matured insurance policies                                              --            575,078
                                                                                -------------      -------------
                  Total revenues                                                      616,639          2,248,213
Cost of matured insurance policies                                                         --            376,865
                                                                                -------------      -------------
     Net revenues                                                                     616,639          1,871,348
General and administrative expenses                                                 1,625,995          2,737,326
Provision for credit losses                                                         1,921,292            309,060
                                                                                -------------      -------------
     Operating earnings (loss)                                                     (2,930,648)        (1,175,038)
                                                                                -------------      -------------
Other income:
     Interest income on investments                                                    22,223            115,497
     Other                                                                            126,424                 42
                                                                                -------------      -------------
                  Total other income                                                  148,647            115,539
                                                                                -------------      -------------
Other expense:
     Interest expense                                                                (537,228)        (1,071,442)
     Loss on sale of viatical portfolio, net of
         amortization of $1,844,259                                                        --           (570,377)
     Write-off of fixed assets                                                       (568,649)                --
     Realized gains on sales of marketable
         securities, net                                                                   --              1,138
                                                                                -------------      -------------
                  Total other expense                                              (1,105,877)        (1,640,681)
                                                                                -------------      -------------
Loss before income taxes, discontinued operations and extraordinary item           (3,887,878)        (2,700,180)
Benefit from income taxes                                                                  --          1,232,410
                                                                                -------------      -------------
Loss before discontinued operations and extraordinary item                         (3,887,878)        (1,467,770)
Discontinued operations - earnings (loss) from operations of discontinued subsidiary, net of applicable income tax
     benefit of $14,784 at June 30, 1995                                               69,725            (23,124)
                                                                                -------------      -------------
Loss before extraordinary item                                                     (3,818,153)        (1,490,894)
Extraordinary item - gain on early extinguishment of debt,
     net of amortization of deferred costs of $604,221 and
     income taxes of $2,467,194                                                            --          3,858,585
                                                                                -------------      -------------
                  Net earnings (loss)                                           $  (3,818,153)     $   2,367,691
                                                                                =============      =============

Loss per share before discontinued operations and extraordinary
     item                                                                       $       (0.84)     $       (0.32)
Earnings (loss) per share on discontinued operations                                     0.02              (0.00)
                                                                                -------------      -------------
Loss per share before extraordinary item                                                (0.82)             (0.32)
Earnings per share on extraordinary item-gain on early
     extinguishment of debt                                                                --               0.83
                                                                                -------------      -------------
Net earnings (loss) per common share                                            $       (0.82)     $        0.51
                                                                                =============      =============
Weighted average number of common and common
     equivalent shares outstanding                                                  4,634,530          4,634,530
                                                                                =============      =============

           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                   Three Month Period Ended
                                                                                            June 30,
                                                                                      1996              1995
Cash flows from operating activities:
     Net earnings (loss)                                                          $(3,818,153)        $2,367,691
     Adjustments to reconcile net earnings (loss) to net cash
         flows from operating activities:
         Amortization of intangible assets and debt issuance costs                     60,694          2,030,831
         Depreciation expense                                                          72,206             50,495
         Writeoff of fixed assets                                                     568,649                 --
         Gain on early extinguishment of debt, net of amortization                         --         (6,325,779)
         Provision for credit losses                                                1,921,292            309,060
         Realized gains on securities available for sale                                   --             (1,138)
         Change in net assets of discontinued operations                           (1,113,730)          (255,500)
         Changes in assets and liabilities:
                  Accounts receivable - matured insurance policies                  1,257,845          2,276,194
                  Installment contracts receivable                                  1,768,143         (2,188,503)
                  Purchased insurance policies                                        (17,399)        16,829,408
                  Accrued interest receivable                                          (5,535)            71,499
                  Other assets                                                         69,996         (3,061,166)
                  Accounts payable and accrued liabilities                            106,750            (34,784)
                  Accrued income taxes                                                     --          1,220,000
                  Accrued interest expense                                            523,688             53,938
                                                                                -------------      -------------
                       Cash provided by operating activities                        1,394,446         13,342,246
                                                                                -------------      -------------

Cash flows from investing activities:
     Purchases of securities available for sale                                            --         (7,549,728)
     Proceeds from sale of securities available for sale                                   --         10,440,377
     Purchases of fixed assets                                                         (1,777)           (57,713)
                                                                                -------------      -------------
              Cash provided by (used in) investing activities                          (1,777)         2,832,936
                                                                                -------------      -------------

Cash flows from financing activities:
     Early extinguishment of debt                                                          --         (8,270,000)
                                                                                -------------     --------------
              Cash used in financing activities                                            --         (8,270,000)
                                                                                -------------      -------------

Net increase in cash and cash equivalents                                           1,392,669          7,905,182
Cash and cash equivalents at beginning of period                                    3,168,730          1,325,175
                                                                                -------------      -------------
Cash and cash equivalents at end of period                                      $   4,561,399      $   9,230,357
                                                                                =============      =============


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  Basis of Presentation

                  The accompanying unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of AutoLend Group, Inc. and subsidiaries (the "Company") for the three month periods ended June 30, 1996 and 1995. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

         (b)  Revenue Recognition

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

                  There are inherent uncertainties in determining the allowance for credit losses in an Installment Contracts Receivable portfolio. The Company has not been in business long enough for it to gather a sufficient data base of historical credit loss experience. The concentration of risk, limited historical contract receivable loss experience, and other factors described above, compound the uncertainty in the Company management's estimate of the allowance for credit losses. As a result, the aggregate losses ultimately incurred by the Company with respect to the Installment Contracts Receivable portfolio may significantly differ from the allowance for credit losses in the accompanying financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the Installment Contracts Receivable portfolio at June 30, 1996 and 1995.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(2)      DISCONTINUED OPERATION

                  On December 26, 1995, Nunzio P. DeSantis, Courtland G. Miller and Vincent Villanueva commenced an action in the Delaware Chancery Court against Steve Simon, Stephen Raphael and Elie Housman and the Company as nominal defendant, seeking, among other things, various injunctions against, and unspecified damages for, alleged breaches of fiduciary duty, gross mismanagement, and/or gross negligence that may have occurred. Management believed all of these claims to be baseless. On May 3, 1996, the parties submitted a Stipulation of Settlement to the Court. The Stipulation of Settlement was distributed to the Stockholders of the Company on or about May 15, 1996. On June 17, 1996 a single notice of objection to the proposed settlement was filed with the Court. On June 27, 1996, after a hearing, at which the objector was represented by counsel and made written and oral submissions to the Court, Vice Chancellor Steele of the Delaware Chancery Court entered an order approving the settlement set forth in the Stipulation of Settlement.

                  Pursuant to the Stipulation of Settlement, current management will resign, receive the payment remaining under their respective employment agreements and enter into consulting agreements with the Company. The Company's Autolend IAP, Inc. ("IAP") subsidiary will be sold to an affiliate of departing management for consideration including settlement of all intercompany indebtedness and preferred stock of IAP with a face amount of $1 million. Accordingly, the operations of IAP have been treated as a discontinued operation in the accompanying financial statements. As of June 30, 1996 and 1995, the IAP discontinued operations had the following assets and liabilities:

ASSETS:                                                     1996                  1995
                                                            ----                  ----
Cash and cash equivalents                                   $1,083,458     $  (20,044)
Dealer receivables                                           5,067,769         271,875
Other                                                           37,544           5,846
                                                       ---------------   -------------
Total                                                        6,188,771         257,677

LIABILITIES:
Accounts payable and accrued expenses                          100,994           2,177
                                                       ---------------   -------------

Net assets of discontinued operations                    $   6,087,777    $    255,500
                                                       ===============   =============


                  In connection with the Stipulation of Settlement, the net proceeds to be received by the Company include $1,000,000 in preferred stock and, based upon intercompany accounts as of June 30, 1996, approximately $5.1 million as settlement of all intercompany indebtedness. Certain amounts remaining under the employment agreements of departing management will be paid by the Company. Such amounts, other than the face value of the Preferred Stock are subject to change based upon the actual date of the closing of the Settlement.

(3)      GOING CONCERN

                  The Company's viability as a going concern is dependent upon the successful closing of the transactions contemplated by the Stipulation of Settlement, the restructuring of its obligations and asset

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         base, and ultimately, a return to profitability. The Company has been operating at a loss and has incurred operating losses in the last three years. Management has initiated a plan to terminate certain of its operations and to improve the profitability of the Company. The Company has ceased since December 22, 1995 to purchase installment contracts receivable and since September 29, 1994 to purchase life insurance policies. During the third quarter of the year ended March 31, 1996 the Company significantly downsized its operations resulting in significant reductions in salary expense. In June 1996 the Company entered into a settlement of certain stockholder derivative litigation (the "Settlement"). In connection with the closing of the Settlement, the Company will enter into various agreements providing for, among other things, the disposition of certain operations, and the replacement of current management.

                  In September 1996 the Company is obligated to make an interest payment on the remaining outstanding debentures of approximately $2.1 million. The outstanding principal amount of the debentures, which is due in September 1997, will become current debt in September 1996, and without a capital infusion, refinancing or amendment of the debentures, such current debt will cause the Company's current liabilities to be greater than its current assets. See Note 4 for information relating to the Company's debenture obligations. Although the Company currently has sufficient liquidity to meet its September 1996 interest obligations under the debentures, intervening operating losses may prevent the Company from meeting its obligations to make interest payments, and in September 1997 to repay the principal under the Debentures as such payments become due. If the Company is unsuccessful in its efforts, it may be necessary for it to undertake such other actions as may be appropriate to preserve its business.

                  The Company  believes it has  sufficient  funds to finance its currently contemplated operations for at least the next 12 months but will require additional funds, if not generated from operations, to finance future growth, the entering into new businesses and the payment of interest on and repayment of the Debentures. Auction fundings until the closing of the Settlement are expected to be funded through proceeds from maturities of outstanding Policies and Installment Contracts Receivable, cash reserves and Securities Available for Sale. Since the receipt of such funds is not completely predictable, the Company may need to acquire additional financing to fund its anticipated operations beyond such period. Furthermore, in the event that a closing of the Settlement has not taken place by the interest payment date in September 1996, the Company may require additional funds to continue funding its IAP operations. The ability of management to return the Company to profitable operations and a capacity to meet its obligations on demand is uncertain. There can be no assurance that management will be able to accomplish its objectives or that it will enable the Company to become profitable on an ongoing basis and to continue as a going concern.

(4)      CONVERTIBLE SUBORDINATED DEBENTURES

                  On September 19, 1991, the Company received net proceeds of $51.4 million from the issuance of $55.0 million of 9.5% Convertible Subordinated Debentures (the "Debentures"). During the past two fiscal years the Company has prepaid without penalty $32.9 million principal at a cost of $17.8 million plus accrued interest, resulting in a gain on early extinguishment of Debentures of $15.1 million. The outstanding balance of convertible subordinated Debentures is $22.1 million at June 30, 1996.

                  The Debentures which mature September 19, 1997, are convertible by the holders into the Company's common stock at the rate of one common share per $12.25 principal amount. In addition, the Company may require conversion beginning September 19, 1993 if the common stock market price exceeds $15.00 per share for 20 consecutive days. The Debentures are subordinated to any current or future senior

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         debt and require annual interest payments. At June 30, 1996, accrued interest on the outstanding Debentures was $1,635,057.

                  Debt issuance costs arising from the issuance of Debentures in the original amount of $3.6 million have been amortized since the issuance of the Debentures and, as prepayments of Debentures have occurred, applicable amounts of debt issuance costs have been amortized. A balance of $295,987 in debt issuance costs remained at June 30, 1996.

(5)      ASSETS TO BE SOLD

                  In connection with the Company's having ceased to purchase Installment Contracts Receivable or Insurance Policies, the value of certain fixed assets has been reduced to net realizable value, resulting in a charge to income of $568,649 for the three month period ended June 30, 1996. Assets to be sold total $48,274 and are included in other assets in the financial statements at June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Three month periods ended June 30, 1996 and 1995.

         During the three months ended June 30, 1996, revenues from Installment Contracts Receivable decreased by $1,056,496 to $616,639 from $1,673,135 during the three months ended June 30, 1995. This decrease resulted from the reduced size of the Company's portfolio of Installment Contracts Receivable during the three months ended June 30, 1996 as compared with the three months ended June 30, 1995. The Company has ceased to purchase Installment Contracts Receivable since December 1995.

          During the three months ended June 30, 1996, there were no viatical revenues as compared to $575,078, reflecting the maturity of 12 Policies during the three months ended June 30, 1995. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures, if any, by the Company in connection with the purchase and maintenance of a Policy. The decrease in policy maturities and net viatical revenues resulted from the Company's decision not to purchase new Policies after September 1994, and the sale in May and July 1995 of a total of 225 policies for approximately $17.5 million to Viaticus, Inc.

          During the three months ended June 30, 1996, revenues from the Inventory Assistance Program increased by $456,595 to $475,674, reflecting the financing of 3,359 cars, from $19,079, reflecting the financing of 154 cars financed, during the three months ended June 30, 1995. During the three months ended June 30, 1996, income from operations of IAP was $43,488, net of income tax of $26,237, as compared to operating loss of $23,124, net of income tax benefit of $14,784 for the three months ended June 30, 1995. These increases reflect the growth and development of the IAP program since it was initiated in March 1995.

          General and administrative expenses decreased by $1,111,331 to $ 1,625,995 during the three months ended June 30, 1996, from $ 2,737,326 during the three months ended June 30, 1995. This decrease resulted from the effect of the Company's downsizing during the third quarter of the Company's fiscal year ended March 31, 1996 and was comprised primarily of decreases of approximately $504,000 in salary expense, $316,000 in direct program costs for Installment Contracts, $117,000 in travel and entertainment expenses, $126,000 in amortization expenses and $116,000 in office expenses, offset by an increase of $288,000 in legal and professional fees.

         Provision for credit losses in connection with the Company's Installment Contracts Receivable increased by $1,612,232 to $1,921,292 for the three months ended June 30, 1996, from $309,060 for the three months ended June 30, 1995. In addition, chargeoffs and adjustments for credit losses in connection with the Company's Installment Contracts Receivable increased to $2,895,812 during the three months ended June 30, 1996 from $97,443 during the three months ended June 30, 1995. These increases reflected increased loan delinquencies and writeoffs in the Company's portfolio of consumer finance receivables and were a factor in the Company's decision to discontinue its purchases of Installment Contracts Receivable.

         Certain fixed assets related to the Installment Contracts operation, primarily computer software and hardware, as well as leasehold improvements on office space have been recorded at net realizable value at June 30, 1996. The result of this valuation is a charge to income of $568,649 at June 30, 1996.

         During the period ended June 30, 1995 the Company sold certain policies in the viatical portfolio to Viaticus. As a result, the Company recognized a loss on sale of $570,377, net of writeoff of intangible assets and goodwill of $1,844,259.

         For the three months ended June 30, 1996, the Company had a net loss of $2,381, 382 or $0.51 per share as compared with net earnings of $2,367,691 or $0.51 per share for the three months ended June 30, 1995. The change in net earnings/loss was attributable primarily to the developments described above, coupled with a decrease of approximately $3.85 million in gain on early extinguishment of debt, reflecting the Company's having repurchased at a substantial discount certain of its outstanding debentures during the three months ended June 30, 1995, which repurchases were not matched during the three months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's immediate viability as a going concern is dependent upon the successful closing of the Settlement, the restructuring of its obligations and asset base, and ultimately, a return to profitability. The Company has been operating at a loss and has incurred operating losses in the last three years. Management has initiated a plan to terminate certain of its operations and to improve the profitability of the Company. The Company has ceased since December 22, 1995 to purchase Installment Contracts Receivable and since September 29, 1994 to purchase Policies. During the third quarter of the year ended March 31, 1996 the Company significantly downsized its operations resulting in significant reductions in salary expense. See "--Results of Operations." In June 1996, the Company entered into a settlement of the Derivative Suit. In connection with the closing of the Settlement, the Company will enter into various agreements, providing for, among other things, the disposition of certain operations, and the replacement of current management. See " Note 2 - Discontinued Operations."

         In September 1996 the Company is obligated to make an interest payment on the remaining outstanding Debentures of approximately $2.1 million. The outstanding principal amount of the Debentures, which is due in September 1997, will become a current liability in September 1996, and without a capital infusion, refinancing or amendment of the Debentures, such current debt will render the Company insolvent on a balance sheet basis. See Note 4 to the Consolidated Financial Statements for information relating to the Company's Debenture obligations. There was positive cash flow from operations of $1,394,446 for the three months ended June 30, 1996. Although the Company currently has sufficient liquidity to meet its September 1996 interest obligations under the Debentures, intervening operating losses may prevent the Company from meeting its obligations to make interest payments, and in September 1997 to repay the principal under the Debentures as such payments become due. If the Company is unsuccessful in its efforts to obtain capital or to refinance or amend the Debentures, it may be necessary for the

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company to seek the protection of the bankruptcy laws or to undertake such other actions as may be appropriate to preserve its business.

         During the three months ended June 30, 1996 the Company funded a total volume of 3,359 IAP purchases totalling approximately $16.2 million. At June 30, 1996 the Company's IAP receivable portfolio consisted of 1,102 loans totalling approximately $5.1 million.

         The Company commenced its purchases of Installment Contracts Receivable in May 1994 and ceased purchases of Installment Contracts Receivable on December 22, 1995.

         The Company's portfolio of Installment Contracts Receivable at June 30, 1996, excluding Installment Contracts Receivable with respect to which there has been a repossession of the underlying collateral, a charge-off or the creation of a reserve, consisted of approximately 2,197 active loans purchased at a cost of approximately $7.5 million.

         During the three months ended June 30, 1996 and June 30, 1995, the Company's viatical settlement business did not purchase any new Policies. The Company's portfolio of unmatured Policies at June 30, 1996 totaled 20 Policies with a face value of approximately $ 2.1 million, which Policies were purchased at a cost of approximately $1.5 million. Policies are recorded on the Company's balance sheet at cost, with the difference between the face value and costs associated with the Policies recognized as net revenues as Policies mature.

         On May 8, 1995 and July 18, 1995, ALRG and LB NM, Inc. entered into Purchase and Sale Agreements (the "Agreements") providing for the assignment of certain Policies held by the Company to Viaticus, Inc. ("Viaticus"), a subsidiary of the CNA Companies. Under the Agreements, ALRG and LB NM received consideration for each of the assigned policies when Viaticus received an acknowledgement from the insurer of the assignment of the policy. There were no outstanding amounts receivable under the agreements at March 31, 1996, and accordingly no activity with respect to this transaction occurred during the three months ended June 30, 1996.

         During the three months ended June 30, 1996, the Company had cash flows from operations of $ 1,394,446 compared to $13,342,246 during the three months ended June 30, 1995. Cash flows from operations during the three months ended June 30, 1996 decreased primarily as a result of decreased maturity of Policies, reflecting the sale to Viaticus in 1995, which decrease was only partially offset by decreased cash used to purchase Installment Contracts Receivable. For the three months ended June 30, 1995, cash flow from operations resulted primarily from proceeds from the assignment of viatical insurance policies to Viaticus and from maturities of policies, offset by funds used for the purchase of Installment Contracts Receivable.

         The Company believes it has sufficient funds to finance its current operations for at least the next 12 months but will require additional funds, if not generated from operations, to finance future growth, the entering into new businesses and the payment of interest on and repayment of the Debentures. Auction fundings until the closing of the Settlement are expected to be through proceeds from maturities of reserves and Securities Available for Sale. Since the receipt of such funds is not completely predictable, the Company may need to acquire additional financing to fund its anticipated operations beyond such period. Furthermore, in the event that a closing of the Settlement has not taken place by the interest payment date in September 1996, the Company may require additional funds to continue funding its IAP operations. The ability of management to return the Company to profitable operations and a capacity to meet its obligations on demand is uncertain. There can be no assurance that management will be able to accomplish its objectives or that it will enable the Company to become profitable on an ongoing basis and to continue as a going concern.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         During the three months ended June 30, 1996, the Company had a deficit in cash flows from investing activities of $1,777 as compared with cash flows from investing activities of $2,832,936 during the three months ended June 30, 1995. During the three months ended June 30, 1996, there was limited investing activity. Funds not immediately required for operation of the businesses are invested in securities available for sale. These investments consist of short term money market instruments and the underlying cash, immediately available to the Company.

         At June 30, 1996 the Company had cash, cash equivalents and securities available for sale of approximately $4.7 million. A portion of the Company's available funds may be applied to fund acquisitions of companies or assets of companies in complementary or related fields or fields in which incoming management has particular expertise. Although the Company from time to time engages in discussions and negotiations of potential acquisitions, it currently has no agreements or understandings with respect to any particular acquisition.

         During the three months ended June 30, 1996 the Company had no cash flows from financing activities as compared with a cash flow deficit from financing activities of $8.3 million for the three months ended June 30, 1995 resulting from the early extinguishment certain of the Company's Debentures.

         The Company's primary sources of capital have been sales of equity and debt securities, including the Company's initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of $55 million 9.5% Convertible Subordinated Debentures maturing on September 19, 1997, which resulted in net proceeds of $51.4 million. At March 31, 1996, as a result of prepayments during fiscal 1996 without penalty of $28.9 million, the outstanding principal balance of Debentures was $22.1 million. No additional amounts were prepaid during the three months ended June 30, 1996 and the outstanding principal balance remains unchanged at June 30, 1996. The Debentures are convertible into Common Stock at the rate of one share of Common Stock per $12.25 principal amount. Annual interest payments of approximately $2.1 million are required under the Debentures outstanding as of June 30, 1996. Annual interest payments were made in accordance with the terms of the Indenture in September 1992, 1993, 1994 and 1995. As of June 30, 1996, the Company had accrued $1,635,057 as interest payable.

         At June 30, 1996 the Company had approximately $1,436,771 in net operating loss carryforwards available to offset future taxable income for federal and state income tax purposes. The utilization of the net operating losses to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The loss carryforwards expire at various times between the present and 2011.

PART II           OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  The following discussion is a supplement to the description of certain administrative and legal proceedings in which the Company is involved set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and should be read in conjunction with such description.

                  As of March 31, 1996, the Company's stockholder's equity was below the $500,000 required by the Boston Stock Exchange (the "BSE") for continued listing. On July 18, 1996, the Company received a request from the BSE for information relating to the Company's plans to comply with the requirement or acquiesce to its delisting. On August 15, 1996, the Company provided the BSE with its plan of compliance, which includes closing the Settlement and utilizing the liquidity provided by the Settlement to take advantage of business opportunities in which incoming management has expertise. In connection with its plan of compliance, the Company requested to remain listed without interruption for 45 days, during which it would to provide the BSE with conclusive evidence that the deficiency had been rectified. There can be no assurance that the BSE will grant to the Company the requested period, that Company will succeed in its plan of compliance, or that the BSE listing will be maintained.

ITEM 2.           CHANGES IN SECURITIES

                  In July, 1996, the Company extended the expiration of its outstanding Class A Warrants and Class B Warrants through June 30, 1997.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)           EXHIBIT TABLE.

         Exhibit No.       Description

          3.4              Certificate of Incorporation of AutoLend Group, Inc.

          3.5              By-laws of AutoLend Group, Inc.

          4.1              Form of 9.5% Convertible Subordinated Debenture

          4.2              Warrant Agreement

          4.3              Unit Purchase Option

          4.4              Stock Purchase Warrant granted to Banque Degroof
                           Luxembourg, S.A.

          4.5              Stock Purchase Warrant granted to Till A. Petrocchi

          4.6              Stock Purchase Warrant granted to Steve Simon and
                           Helen Porter

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

   AUTOLEND GROUP, INC.
   (Registrant)



         SIGNATURE                         TITLE                     DATE



      /s/ Steve Simon             Chairman of the Board,        August 19, 1996
- -----------------------------     Chief Executive Officer
      Steve Simon

     /s/ Helen Porter             Chief Accounting Officer      August 19, 1996
- -----------------------------
      Helen Porter

                                  EXHIBIT INDEX

Exhibit No.              Description

(a)                      Exhibits

            3.4          Certificate of Incorporation of AutoLend Group, Inc.(1)

            3.5          By-laws of AutoLend Group, Inc. (1)

            4.1          Form of 9.5% Convertible Subordinated Debenture (2)

            4.2          Warrant Agreement (3)

            4.3          Unit Purchase Option (3)

            4.4 Stock Purchase Warrant granted to Banque Degroof Luxembourg, S.A. (2)

            4.5          Stock Purchase Warrant granted to Till A. Petrocchi (2)

            4.6          Stock Purchase Warrant granted to Steve Simon and Helen
                         Porter (4)

           27            Financial Data Schedule

(b)        Reports on Form 8-K

  No reports on Form 8-K were filed during the three months ended March 31, 1996.


- ----------------

(1) Filed on June __, 1995 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form F-1 (Registration No. 33-29251) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the Commission on April 21, 1993 and incorporated herein by reference.