Form 10-Q/A
period 1996-06-30
AUTOLEND GROUP INC
filed 1996-08-21
CIK 851697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A1


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


        Common Stock, $.002 par value                 4,634,530 shares
                    Class                      Outstanding at August 15, 1996

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

         For the three months ended June 30, 1996, the Company had a net loss of $3,818,153 or $0.82 per share as compared with net earnings of $2,367,691 or $0.51 per share for the three months ended June 30, 1995. The change in net earnings/loss was attributable primarily to the developments described above, coupled with a decrease of approximately $3.85 million in gain on early extinguishment of debt, reflecting the Company's having repurchased at a substantial discount certain of its outstanding debentures during the three

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


months ended June 30, 1995, which repurchases were not matched during the three months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's immediate viability as a going concern is dependent upon the successful closing of the Settlement, the restructuring of its obligations and asset base, and ultimately, a return to profitability. The Company has been operating at a loss and has incurred operating losses in the last three years. Management has initiated a plan to terminate certain of its operations and to improve the profitability of the Company. The Company has ceased since December 22, 1995 to purchase Installment Contracts Receivable and since September 29, 1994 to purchase Policies. During the third quarter of the year ended March 31, 1996 the Company significantly downsized its operations resulting in significant reductions in salary expense. See "-- Results of Operations." In June 1996, the Company entered into a settlement of the Derivative Suit. In connection with the closing of the Settlement, the Company will enter into various agreements, providing for, among other things, the disposition of certain operations, and the replacement of current management. See " Note 2 - Discontinued Operations."

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

               In July 1996, Living Benefits, Inc. ("LBI") commenced an action in the U.S. District Court for the District of New Mexico against the Company. In its complaint, LBI claims breach of contract relating to certain terms under a 1991 contract pursuant to which the Company purchased certain assets from LBI. The plaintiff seeks actual damages of $1,660,000, prejudgment interest, attorneys' fees and unspecified punitive damages. The Company believes that LBI's calculation significantly overstates the amounts due under the contract, and is engaging in discussions with LBI in the hopes of settling the dispute amicably.

               As of March 31, 1996, the Company's stockholder's equity was below the $500,000 required by the Boston Stock Exchange (the "BSE") for continued listing. On July 18, 1996, the Company received a request from the BSE for information relating to the Company's plans to comply with the requirement or acquiesce to its delisting. On August 15, 1996, the Company provided the BSE with its plan of compliance, which included closing the Settlement and utilizing the liquidity provided by the Settlement to take advantage of business opportunities in which incoming management has expertise. In connection with its plan of compliance, the Company requested to remain listed without interruption for 45 days, during which it would to provide the BSE with conclusive evidence that the deficiency had been rectified. On August 20, 1996 the Company received a notice from the BSE denying the Company's request and notifying the Company that trading of its securities would be suspended as of the close of business on August 20, 1996 and that the BSE would file for delisting with the Securities and Exchange Commission.

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

          4.3          Unit Purchase Option

          4.4          Stock Purchase Warrant granted to Banque Degroof
                       Luxembourg, S.A.

          4.5          Stock Purchase Warrant granted to Till A. Petrocchi

          4.6          Stock Purchase Warrant granted to Steve Simon and Helen
                       Porter

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

   AUTOLEND GROUP, INC.
   (Registrant)



         SIGNATURE                      TITLE                   DATE



 /s/ Steve Simon               Chairman of the Board,        August 21, 1996
- --------------------------     Chief Executive Officer
      Steve Simon

 /s/ Helen Porter              Chief Accounting Officer      August 21, 1996
- --------------------------
      Helen Porter

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

            4.3          Unit Purchase Option (3)

            4.4 Stock Purchase Warrant granted to Banque Degroof Luxembourg, S.A. (2)

            4.5          Stock Purchase Warrant granted to Till A. Petrocchi (2)

            4.6          Stock Purchase Warrant granted to Steve Simon and
                         Helen Porter (4)

(b)        Reports on Form 8-K

  No reports on Form 8-K were filed during the three months ended June 30, 1996.



(1) Filed on July 16, 1996 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996 and incorporated herein by reference.
(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.
(3) Filed as an exhibit to the Registrant's Registration Statement on Form F-1 (Registration No. 33-29251) and incorporated herein by reference.
(4) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the Commission on April 21, 1993 and incorporated herein by reference.