Form 10-K/A
period 1996-03-31
AUTOLEND GROUP INC
filed 1996-09-13
CIK 851697

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-K/A1


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

                  10.14    Noncompetition   Agreement  between  ALRG  and  Helen
                           Porter (6)

                  10.15 Guaranty Agreement made by the Registrant for the benefit of ALRC, Steve Simon and Helen Porter (6)

                  10.16    Viatical settlement forms (8)

                  10.17 Agreement between the Registrant and the McLernon Group Limited dated December 3, 1993 (9)

                  10.18 Lease Agreement between Arquitectonica International Corporation and CAPX Corpora-tion dated May 11, 1994
                           (10)

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

                  27       Financial Data Schedule (12)

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

                                              AUTOLEND GROUP, INC.

Date:  September 12, 1996                     By: /s/  Steve Simon
                                                  ----------------
                                                  Steve Simon
                                                  Chairman of the Board,
                                                  Chief Executive Officer