Form 10-Q/A
period 1996-06-30
AUTOLEND GROUP INC
filed 1996-09-13
CIK 851697

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A2


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

                               YES   X       NO

         Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:


        Common Stock, $.002 par value                   4,634,530 shares
                    Class                        Outstanding at August 15, 1996

PART II           OTHER INFORMATION

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

   AUTOLEND GROUP, INC.
   (Registrant)



         SIGNATURE                     TITLE                         DATE


/s/ Steve Simon               Chairman of the Board,          September 12, 1996
- -----------------------       Chief Executive Officer
      Steve Simon

/s/ Helen Porter              Chief Accounting Officer        September 12, 1996
- -----------------------
      Helen Porter

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