Form 10-Q
period 1996-09-30
AUTOLEND GROUP INC
filed 1996-11-19
CIK 851697

==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the transition period from ______________ to _____________


                         Commission file number 1-10569
                         ------------------------------
                              AutoLend Group, Inc.
                         ------------------------------
             (Exact name of registrant as specified in the charter)

                  DELAWARE                               22-3137244
                  --------                               ----------
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)                 Identification No.)

         215 CENTRAL NW, SUITE 3B
           ALBUQUERQUE, NEW MEXICO                               87102
  (Address of principal executive offices)                    (Zip Code)

              (Registrant's telephone number, including area code)
                                 (505) 768-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                            YES  [X]   NO  [ ]


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

  Common Stock, $.002 par value                       4,634,530 shares
  -----------------------------                       ----------------
              Class                           Outstanding at November 11, 1996

================================================================================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Pages
                                                                     -----

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                     September 30, 1996
                     and March 31, 1996                                3

                  Consolidated Statements of Operations
                     for the three and six month periods
                     ended September 30, 1996 and 1995              4 - 5

                  Consolidated Statements of Cash Flows
                     for the six month periods ended
                     September 30, 1996 and 1995                        6

                Notes to Consolidated Financial Statements         7 - 11


        Item 2. Management's Discussion and Analysis of
                   Financial Condition and
                   Results of Operations                           12 - 15



PART II OTHER INFORMATION                                          15 - 16


SIGNATURES                                                              17

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                September 30,       March 31,
                                                                                    1996              1996
                                                                                    ----              ----
Assets:
       Cash and cash equivalents                                                $ 10,430,943      $  3,168,730
       Securities available for sale                                                 175,000           175,000
       Accounts receivable -- matured insurance policies                             50,637         1,405,947

       Installment contracts receivable                                         $  7,638,095      $ 13,760,394
           Collateral owned-gross                                                    865,270         1,785,743
           Allowance for credit losses                                            (3,788,712)       (3,995,296)
                                                                                ------------      ------------
           Installment contracts receivable-net                                 $  4,714,653      $ 11,550,841
                                                                                ------------      ------------

       Purchased insurance policies at cost; face value of $2,116,116 at
           September 30, 1996, and $2,171,198 at March 31, 1996                 $  1,050,301      $  1,445,184
       Accrued interest receivable                                                    10,557              --
       Debt issuance costs, less accumulated amortization of  $3,398,113 at
           September 30, 1996, and $3,276,724 at March 31, 1996                      235,292           356,681
       Fixed assets, less accumulated depreciation of $41,051 at
           September 30, 1996 and $397,620 at March 31, 1996                          78,545         1,013,173
       Net assets of discontinued operations                                            --           4,974,047
       Securities of IAP                                                           1,000,000              --
       Pre-paid consulting agreements - 3 years                                      420,000              --
       Other                                                                         346,394           395,486
                                                                                ------------      ------------
           Total Assets                                                         $ 18,512,322      $ 24,485,089
                                                                                ============      ============


Liabilities:
       Accounts payable and accrued liabilities                                 $    511,535      $    984,098
       Accrued acquisition costs                                                     656,542           656,542
       Accrued interest expense                                                    2,158,745         1,111,369
       Convertible subordinated debentures                                        22,050,000        22,050,000
                                                                                ------------      ------------
           Total Liabilities                                                    $ 25,376,822      $ 24,802,009
                                                                                ------------      ------------

Stockholders' Equity/(Deficit):
       Preferred stock, $.002 par value.  Authorized 5,000,000 shares;
           none issued or outstanding                                           $       --        $       --
       Common stock, $.002 par value.  Authorized 40,000,000 shares;
           issued 4,634,530 shares at September 30, 1996 and
           March 31, 1996                                                              9,269             9,269
       Additional paid-in capital                                                  5,946,904         5,946,904
       Accumulated deficit                                                       (12,820,673)       (6,273,093)
                                                                                ------------      ------------
           Total stockholders' equity/(deficit)                                 $ (6,864,500)     $   (316,920)
                                                                                ------------      ------------

           Total liabilities and stockholders' equity                           $ 18,512,322      $ 24,485,089
                                                                                ============      ============


                See accompanying notes to financial statements.

                      AUTOLEND GROUP, INC AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                 Three month period ended          Six month period ended
                                                                       September 30,                    September 30,
                                                                   1996             1995            1996             1995
                                                                   ----             ----            ----             ----
Revenues:
     Finance charges on installment contracts                  $   430,736      $ 2,839,843      $ 1,047,375      $ 4,512,978
     Revenues from matured insurance policies                      137,435          376,739          137,435          951,817
                                                               -----------      -----------      -----------      -----------
                  Gross revenues                                   568,171        3,216,582        1,184,810        5,464,795
Cost of matured insurance policies                                  85,774          220,636           85,774          597,501
                                                               -----------      -----------      -----------      -----------
    Total net revenues                                         $   482,397      $ 2,995,946      $ 1,099,036      $ 4,867,294

General and administrative expenses                              1,312,939        2,437,375        2,938,934        5,174,701
Provision for credit losses                                      1,035,000        5,394,000        2,956,292        5,703,060
                                                               -----------      -----------      -----------      -----------
     Operating earnings (loss)                                 $(1,865,542)     $(4,835,429)     $(4,796,190)     $(6,010,467)
                                                               -----------      -----------      -----------      -----------
Other Income/(expense):
     Interest income on investments                            $    59,574      $   278,700      $    81,797      $   394,197
     Realized gains on sale of securities, net                        --               --               --              1,138
     Other income                                                   (2,140)          10,277          124,284           10,319
     Interest expense                                             (537,229)        (882,812)      (1,074,457)      (1,954,254)
     Write off of fixed assets                                     (90,653)            --           (659,302)            --
     Write down of purchased insurance policies                   (398,200)            --           (398,200)            --
     Lease termination expense                                    (196,000)            --           (196,000)            --
     Net gain (loss) on sale of viatical portfolio                    --            322,276             --           (248,101)
                                                               -----------      -----------      -----------      -----------
     Total other income / (expense)                            $(1,164,648)     $  (271,559)     $(2,121,878)     $(1,796,701)
                                                               -----------      -----------      -----------      -----------
Loss before income taxes, discontinued operations,
      extraordinary item and cumulative effect
      of change in accounting method                           $(3,030,190)     $(5,106,988)     $(6,918,068)     $(7,807,168)
    Benefit from income taxes                                         --          1,921,262             --          3,153,672
                                                               -----------      -----------      -----------      -----------
Loss before discontinued operations, extraordinary item
    and cumulative effect of change in accounting method       $(3,030,190)     $(3,185,726)     $(6,918,068)     $(4,653,496)

Discontinued operations:
    Earnings (loss) from operations of
      discontinued subsidiary                                     (184,198)         (22,197)        (114,473)         (45,321)
   Gain on sale of subsidiary                                      484,961             --            484,961             --
                                                               -----------      -----------      -----------      -----------
Loss before extraordinary item and cumulative
    effect of change in accounting method                       (2,729,427)      (3,207,923)      (6,547,580)      (4,698,817)

  Extraordinary item-gain on early extingusih-
     ment of debt, net of amortization of deferred
     costs of $669,335 and income  taxes of $3,057,366                --            258,214             --          4,116,799
                                                               -----------      -----------      -----------      -----------
Loss before cumulative effect of change in
    accounting method                                           (2,729,427)      (2,949,709)      (6,547,580)        (582,018)

  Cumulative effect of change in accounting
    method, net of income taxes of $125,281                           --            168,693             --            168,693
                                                               -----------      -----------      -----------      -----------
Net loss                                                       $(2,729,427)     $(2,781,016)     $(6,547,580)     $(  413,325)
                                                               ===========      ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                        Three month period ended        Six month period ended
                                                               September 30,                 September 30,
                                                            1996           1995           1996           1995
                                                          -------        -------        ---------       ------

Loss per share:

Loss per share before taxes, discontinued operations,
  extraordinary item, and cumulative effect
  of change in accounting method                          $   (0.65)     $    (1.10)     $   (1.49)   $   (1.68)

      Tax offset to  loss                                       --             0.41           --           0.68
                                                          ----------      ----------      ---------      -------

Loss per share before discontinued operations,
  extraordinary item and cumulative effect
  of change in accounting method                          $   (0.65)     $    (0.69)     $   (1.49)   $   (1.00)
      Gain on sale of subsidiary, net of subsidiary
        operating loss                                         0.06            --             0.08        (0.01)
                                                          ----------      ----------      ---------      -------

Loss per share before extraordinary item and
   cumulative effect of change in accounting
     method                                               $   (0.59)      $   (0.69)     $   (1.41)   $   (1.01)

  Earnings per share on extraordinary item - gain
    on early extinguishment of debt                            --              0.06           --           0.89
                                                          ----------      ----------      ---------      -------

Loss before cumulative effect of change in
   accounting method                                      $   (0.59)      $   (0.63)     $   (1.41)   $   (0.12)

  Cumulative effect of change in accounting
    method                                                    --               0.04          --            0.04
                                                          ----------      ----------      ---------      -------
Net loss per common share                                 $   (0.59)      $   (0.59)     $   (1.41)   $    (0.08)
                                                          ==========      ==========      =========      =======




Weighted average number of common and common
   equivalent shares outstanding                          4,634,530       4,634,530       4,634,530     4,634,530
                                                         ===========      ==========      =========     =========


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Six Month Period Ended
                                                                             September 30,
                                                                         1996              1995
                                                                         ----              ----
Cash Flows from operating activities:
   Net earnings (loss)                                               $ (6,547,580)     $   (413,325)
   Adjustments to reconcile net earnings (loss) to net cash
       flows from operating activities:
       Amortization of intangible assets and debt issuance costs          121,389         2,141,327
       Depreciation expense                                                92,029           113,245
       Writeoff of fixed assets                                           659,302              --
       Write down of purchased insurance policies                         398,200              --
       Gain on early extinguishment of debt, net of amortization             --          (7,174,165)
       Gain on sale of subsidiary, IAP                                   (981,263)             --
       Provision for credit losses                                      2,956,292         5,703,060
       Realized gains on securities available for sale                       --              (1,138)
       Change in net assets of discontinued operations                 (1,036,708)             --
       Changes in assets and liabilities:
                Accounts receivable - matured insurance policies        1,355,310         3,253,041
                Installment contracts receivable                        3,879,896        (6,595,514)
                Purchased insurance policies                               (3,317)       18,477,062
                Accrued interest receivable                               (10,557)           58,599
                Other receivables-sale of viatical portfolio                 --          (1,435,840)
                Dealer receivables                                           --            (601,669)
                Other assets                                             (370,908)          538,950
                Accounts payable and accrued liabilities                 (472,563)         (258,225)
                Accrued interest expense                                1,047,376        (2,444,510)
                                                                     ------------      ------------
                     Cash provided by operating activities           $  1,086,898      $ 11,360,898
                                                                     ------------      ------------

Cash flows from investing activities:
     Purchases of securities available for sale                      $       --        $ (7,552,131)
     Proceeds from sale of securities available for sale                     --          17,060,237
     Proceeds from disposition of IAP                                   5,963,388              --
     Proceeds from sale of fixed assets                                   214,625              --
     Purchases of fixed assets                                             (2,698)         (475,539)
                                                                     ------------      ------------
              Cash provided by investing activities                  $  6,175,315      $  9,032,567
                                                                     ------------      ------------

Cash flows from financing activities:
     Early extinguishment of debt                                            --          (9,556,500)
                                                                     ------------      ------------
              Cash used in financing activities                      $       --        $ (9,556,500)
                                                                     ------------      ------------

Net increase in cash and cash equivalents                            $  7,262,213      $ 10,836,965
Cash and cash equivalents at beginning of period                        3,168,730         1,325,175
                                                                     ------------      ------------
Cash and cash equivalents at end of period                           $ 10,430,943      $ 12,162,140
                                                                     ============      ============


          See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)

(1) Going Concern

         The Company's viability as a going concern is dependent upon the restructuring of its obligations, and, ultimately, a return to profitability. The Company has incurred cumulative operating losses of approximately
$14 million in the last two and a half years, prior to which period the Company was not in the automobile financing business. The Company has ceased since December 22, 1995 to purchase automobile installment contracts receivable, and shortly thereafter, the Company significantly downsized its operations, terminating approximately three-quarters of its work force. On September 18, 1996 the Company consummated the settlement of certain stockholder derivative litigation (the "Settlement"). In connection with the closing of the Settlement, the Company entered into various agreements providing for, among other things, the disposition of certain operations, and the replacement of prior management. See Note 2 to Consolidated Financial Statements. As the financial statements herein disclose, the new management team is starting with a substantial negative net worth, inasmuch as the stockholders' equity at September 30, 1996 was a deficit of approximately $6.9 million.

         On September 19, 1996 the Company was obligated to make an interest payment of approximately $2.1 million on the remaining $22.1 million principal amount outstanding of its 9.5% Convertible Subordinated Debentures Due 1997 (the "Debentures"). The outstanding principal amount of the Debentures became current debt on September 20, 1996, and without either a capital infusion, refinancing, or amendment of the Debentures, the reclassifying to a "current" status of this debt has presently caused the Company's current liabilities to exceed its currents assets. See Note 4 to Consolidated Financial Statements for information relating to the Company's Debenture obligations. Although the Company currently has sufficient liquidity to meet its September 1996 interest obligations under the Debentures, and other obligations in general, the Company does not presently have such liquidity to repay the principal under the Debentures when it becomes due in September 1997.

         The Company's decision not to pay interest on the Debentures is due to the commencement of an offer to exchange shares of common stock and 14% cumulative convertible preferred stock for all outstanding Debentures, including the interest due September 19, 1996 (the "Exchange Offer"). The Exchange Offer was subsequently amended on November 7 and 12, 1996 and is scheduled to expire November 25, 1996, unless extended. If the Company is unsuccessful in these efforts, it may be necessary for it to undertake such other actions as may be appropriate to preserve its business. See Note 4 to Consolidated Financial Statements.

         The Company believes it has sufficient funds to finance its current operations for at least the next 10 months, but would require additional funds to finance the repayment of the Debentures. However, if the Debenture holders participate in the Exchange Offer, then the Company is expected to emerge with a positive net stockholders' equity, and will have the liquidity needed to provide the new management team with an opportunity to pursue its business strategies.

(2) Settlement


         On December 26, 1995, Nunzio P. DeSantis, Courtlandt G. Miller and Vincent Villanueva, stockholders of the Company (collectively, the "Plaintiff Stockholders"), commenced an action (the "Derivative Suit") in the Delaware Court of Chancery for New Castle County (the "Court") against certain former officers and directors of the Company (collectively, the "Defendants"), and the Company as nominal defendant, seeking, among other things, to temporarily, preliminarily and, if necessary, permanently enjoin the Company's management and Board of Directors from taking certain contemplated actions, including selling one of its subsidiaries to Steve Simon, the former President of the Company ("Simon"), and continuing the repurchase of the Debentures, until a special meeting of the Company's stockholders could be held. The Plaintiff Stockholders also sought damages to the extent the Defendants proceeded with any of these actions before injunctive relief could be obtained and for any breaches of fiduciary duty, gross mismanagement and/or gross negligence that may have occurred.

         The Defendants denied all claims of wrongdoing and soon after the Plaintiff Stockholders commenced the Derivative Suit, the Plaintiff
Stockholders and the Defendants entered into extensive arms-length negotiations concerning a change in existing management, the composition of the Board pending the next annual meeting of stockholders of the Company and the resolution of all claims between the parties. As a result of these negotiations, the parties entered into a Stipulation of Settlement on May 3, 1996 (the "Settlement"). The Settlement was approved by the Court on July 16, 1996 after due notice and was sent to all of the Company's stockholders and notwithstanding the objection of one stockholder of the Company. The order became final and unappealable on August 16, 1996 and the transactions pursuant to the Settlement closed on September 18, 1996. Pursuant to the Settlement, all pending claims, including those alleged in the Derivative Suit, were dismissed and, among other things:
(i) the former executive management of the Company resigned; (ii) all of the directors of the Company other than Dr. Philip Vitale resigned from the Board;
(iii) Mr. DeSantis was appointed to the Board and was elected Chairman and Chief Executive Officer; (iv) the Company's subsidiary, Autolend IAP, Inc. ("IAP"), was sold to an entity formed by Simon in consideration for the payment to the Company of approximately $5.9 million in cash in settlement of all intercompany receivables and for the issuance to the Company of cumulative preferred stock, with a face amount of $1.0 million, in the newly formed entity which acquired IAP; and (v) Simon and Helen Porter, the Company's then executive vice president, were paid amounts due under their employment agreements, entered into consulting agreements with the Company and were issued stock options in lieu of other stock options which they had agreed to forfeit.


         The new management team currently is assessing possible businesses in which to prudently engage the Company's assets. The new management team has already taken steps to reduce the Company's overhead, and anticipates, but cannot assure, that for the quarter ending December 31, 1996, excluding any Debenture-related costs and any potential additional litigation expenses, net income will improve from that experienced by the Company on average over the past ten fiscal quarters.

(3) Discontinued Operation, and Sale of Subsidiary

         In connection with the Settlement, IAP was sold, effective September 18, to an affiliate of departing management for consideration including settlement of all intercompany indebtedness for approximately $5.9 million in cash, and an additional $1,000,000 in stated value of 11% preferred stock of the entity which now operates IAP. Accordingly, the past results of operations of IAP have been treated as a discontinued operation in the accompanying financial statements. Certain amounts remaining under the employment contracts of departing management were paid by the Company as part of the Settlement. As a net result, the Company recorded a $485,000 gain on the disposition, and there will be no further quarterly operating losses from IAP's operations.

         Total cumulative gross revenues generated by IAP during the nine month period ended December 31, 1995 were approximately $125,000. Then, in January 1996, after the Company's decision to no longer make consumer retail installment financing loans (as discussed in Note 1 above), prior management's attention focused on applying the Company's cash resources into expanding the IAP loan portfolio size. During the subsequent eight-month period ended August 31, 1996, IAP's total gross revenues were approximately $1.6 million. Giving effect to full intercompany allocations (including debenture interest expense for the $5.0 million invested in the auction financing loan portfolio, salaries of dedicated employees, rent for office space utilized, and other appropriate overhead), IAP has never been profitable during any of the period referenced above. Absent a sale of the subsidiary to departing management, it is likely that the subsidiary would have been shut down. Had this occurred, it is not certain that the Company could have recovered full value for the various assets employed. In such a case where the full value of the assets were not recovered, a net loss on the discontinuation of the business would have been experienced.

(4) Convertible Subordinated Debentures, and Exchange Offer

         On September 19, 1991, the Company received net proceeds of $51.4 million from the issuance of $55.0 million principal amount of Debentures. During the past two fiscal years the Company has prepaid without penalty $32.9 million in principal amount of Debentures at a cost of $17.8 million plus accrued interest, resulting in a gain on early extinguishment of Debentures of $15.1 million. The outstanding principal balance of Debentures was $22.1 million at September 30, 1996.

         The Debentures, which mature September 19, 1997, are convertible by the holders into the Company's common stock at the rate of one common share per $12.25 principal amount. In addition, the Company may now require conversion of the Debentures if the common stock market price exceeds $15.00 per share for 20 consecutive days. The Debentures are subordinated to any current or future senior debt, and require annual interest payments. Debt issuance costs arising from the issuance of Debentures in the original amount of $3.6 million have been amortized since the issuance of the Debentures and, as prepayments of Debentures have occurred, applicable amounts of debt issuance costs have been amortized. A balance of $235,000 in debt issuance costs remained at September 20, 1996.

         On October 22, 1996, the Company initiated an Exchange Offer to exchange shares of common and preferred stock for any or all outstanding Debentures, where such Debentures so exchanged would include any and all interest which may be due. See Note 1 to Consolidated Financial Statements.
The terms of the Exchange Offer include 200 shares of common stock and 8 shares of preferred stock (with such preferred having a stated value of $100 per share) for each $1,000 in face value of Debentures validly tendered for exchange, all in accordance with the terms of and subject to the condition of the Exchange Offer. The Exchange Offer is scheduled to expire November 25, 1996, unless extended.

(5) Assets to Be Sold

         In connection with the Company's decision in December 1995 to cease purchasing installment contracts receiveable, the value of certain fixed assets has been reduced to net realizable value, resulting in a charge to income of $659,000 for the six month period ended September 30, 1996.

         In addition to these fixed assets, certain financial assets are presently being examined by management for suitability to sell. This specifically relates to a portion of the remaining viatical insurance portfolio. The Company in September 1994 generally ceased purchasing such insurance policies. In May and July 1995, the Company sold the vast majority of its then outstanding portfolio to Viaticus, Inc. for approximately $17.5 million. The remaining portfolio has generated net revenues of approximately $51,600 (before administrative overhead) in the six months ended September 30, 1996, on an investment of approximately $1.5 million. The recent significant advances in medicine, including the successful application of protease inhibitors to people infected with AIDS, has radically changed the life expectancies for many people previously deemed terminally ill. The end result is that, industry-wide, many viatical policies which had had an anticipated maturity of less than twenty-four months now may have anticipated maturities which are quite significantly longer than originally anticipated. Accordingly, management has decided to start the process of identifying particular policies which should be sold, and has written down the value of the viatical portfolio by $398,000 at September 30, 1996.

(6) Properties

         In May 1994 the Company entered into a six-year lease for a 17,000 square-foot building in Miami Beach. In December 1995 the Company reduced its operations, as mentioned above, resulting in the termination of approximately three-quarters of its employees. In February 1996 the Company moved out of those facilities. Rent obligations at present are $28,800 per month, and the Company is also responsible for significant operating expenses, including real estate taxes, property insurance, utilities, etc., which may average an additional 25%.

         Management is moving aggressively to reduce this exposure as much as possible. Effective October 31, 1996, a subtenant was installed in approximately 11,900 square feet for a period of at least nine months. This was accomplished at a price per square foot above market average, due to the short-term nature of the obligation and some other factors arranged by management, and was achieved with no tenant improvement expense. A brokerage firm has been engaged to market the remaining space and resolve the longer-term requirements of the initially subleased space. Additionally, management is in contact with the landlord regarding any possibility of a negotiated termination of the lease. Nonetheless, under the best of circumstances, the Company expects to incur some significant leasehold termination expenditures. Accordingly, management has recorded a charge to income of $196,000.

(7) Summary of Significant Accounting Policies

         (a) Basis of Presentation

         The accompanying unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidatd financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of AutoLend Group, Inc. and subsidiaries (the "Company") for the six month periods ended September 30, 1996 and 1995. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

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

         There are inherent uncertainties in determining the allowance for credit losses in an Installment Contracts Receiveable portfolio. The Company has not been in business long enough for it to gather a sufficient data base of historical credit loss experience. The concentration of risk, limited historical contract receivable loss experience, and other factors described above, compound the uncertainty in management's estimate of the allowance for credit losses. As a result, the aggregate losses ultimately incurred by the Company with respect to the Installment Contracts Receivable portfolio may significantly differ from the allowance for credit losses in the accompanying financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the Installment Contracts Receivable portfolio at September 30, 1996.

         The allowance for credit losses is established through provisions charged to income and is based on management's evaluation of potential losses after consideration of such factors as current delinquency data, changes in the Installment Contracts Receivable portfolio composition, economic conditions, and other pertinent factors. Charge-offs are recorded against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of amounts perviously charged-off are credited to the allowance.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations: Six month periods ended September 30, 1996 and 1995.

         Revenues from installment contracts receivable (consumer car loans) were $1.0 million during the six months ended September 30, 1996, which represents a $3.5 million decrease compared to the $4.5 million realized during the six months ended September 30, 1995. This decrease resulted from the reduced size of the Company's portfolio of such loans; the Company ceased purchasing these loans in December 1995. The principal repayment portion of the collections on this portfolio are not recorded as revenues. It should be noted that there is a substantial cost to collect these loans, which is not reflected in gross revenue, but as general and administrative expenses. Future revenues from this portfolio will gradually decline from their present level of $430,000 per quarter.

         Net viatical revenues were $52,000 during the six months ended September 30, 1996, which represents a decrease of $302,000 compared to $354,000 realized during the six months ended September 30, 1995. Net viatical revenues are determined by subtracting the policy cost from the relevant face value after a policy "matures" (becomes payable by the insurance company). The cost of a policy includes the initial purchase price, insurance premiums, and other direct expenditures, if any, by the Company in connection with the purchase and maintenance of a policy. The decrease in policy maturities (and thus net viatical revenues) resulted from the reduced size of the Company's portfolio of such loans. The Company generally ceased purchasing such policies after September 1994, and in May and July 1995, sold the majority of the Company's portfolio for approximately $17.5 million to Viaticus, Inc. (which represented a total of 225 policies). Future net revenues from this remaining portfolio of approximately twenty policies will be irregular, depending upon the timing of mortality of the insured.

         General and administrative expenses were $2.9 million during the six months ended September 30, 1996, which represents a decrease of $2.2 million compared to the $5.2 million expended during the six months ended September 30, 1995. This decrease resulted primarily from the effect of the Company's downsizing commencing December 1995. The substantial cost of administering and collecting on the portfolio of consumer car loans is included in general and administrative expenses; such costs were incurred internally in the prior-year period, and then a large portion of this work was subcontracted in approximately January 1996. The effect of the new management team cost structure and the relocation of the Company's headquarters to smaller offices in Albuquerque, New Mexico was not yet significant in the period ended September 30, 1996, as the change did not take place until September 18, 1996.

         Provision for credit losses in connection with the portfolio of installment contracts receivable were $3.0 million for the six months ended September 30, which represents a decrease of $2.7 million compared to the $5.7 million provided in the six months ended September 30, 1995. This decrease was primarily the result of the shrinking size of the total portfolio outstanding.

         Certain fixed assets and certain financial assets have been written-down to estimated net realizable value. See Note 5 to Consolidated Financial Statements. The result of this valuation are charges to income of $659,000 and $398,000, respectively, for the six months ended September 30, 1996. The Company has remaining lease obligations on a 17,000 square-foot building in Miami Beach from which it moved in February 1996, and has, accordingly, recorded a lease termination charge of $196,000 during the six months ended September 30, 1996. See Note 6 to Consolidated Financial Statements.

         In connection with the sale of the viatical portfolio to Viaticus, Inc., the Company recognized a net loss on sale in that prior period of $248,000 (net of a write-off of intangible assets and goodwill of $1.8 million).

         The net effect of all of the above resulted in a net loss before income taxes and other factors (discontinued operations, extraordinary item, and the cumulative effect of a prior change in accounting method) of $6.9 million in the six months ended September 30, 1996, which was an improvement of $889,000 over the six month period ending a year prior (which recorded a net loss of $7.8 million).

         In conjunction with the finalization of the Settlement, the Company recorded a net gain on the sale of IAP. In conjunction with the sale, the Company received securities valued at $1,000,000. For financial reporting purposes, the charge incurred in settling outgoing management's employment contracts has been combined so as to be netted together with the gain on the sale of IAP. The Company's obligations under such employment contracts were determined to be $502,000. The total combined net result of the sale of discontinued operations is, therefore, reported as a net gain of $485,000 during the six months ended September 30, 1996.

         The income tax offset combined with the effect of the other factors described above contributed significantly to reducing the prior period $7.8 million loss as reported above, to a final net $413,000 loss. In contrast, the effect of these other factors on present period loss was less. In total, the six-month 1995 "tax and other factors" offset amounted to $7.4 million, while the six-month 1996 offset amounted only to $370,000.

         Thus, in total, the six-month 1996 loss before "other factors", as above, was $6.9 million, which was then offset by $370,000 (from the "other factors"), for a total net loss of $6.5 million. For the prior period, the six-month 1995 loss before the "tax and other factors" was $7.8 million, which was then offset by $7.4 million, for a net loss of $413,000. So, in summary, for the six months ended September 30, 1996, the Company had a net loss of $6.5 million, or $1.41 per share, as compared with a net loss of $413,000 or $0.08 per share for the six months ended September 30, 1995.

Three month periods ended September 30, 1996 and 1995

         Revenues from installment contracts receivable were $430,000 during the three months ended September 30, 1996 compared to $2.8 million for the three months ended September 30, 1995; a decrease of $2.4 million. The decrease is due to the reduced size of the installment contract portfolio.

         Net viatical revenues were $52,000 during the three months ended September 30, 1996, which represents a decrease of $104,000 compared to the $156,000 at September 30, 1995.

         General and administrative expense were $1.3 million during the three months ended September 30, 1996 which represents a decrease of $1.1 million compared to the $2.4 million expensed during the three months ended September 30, 1995. The decrease resulted primarily from the effect of the Company's downsizing during December 1995.

         Provisions for credit losses in connection with the portfolio of installment contracts receivable were $1.0 million for the three months ended September 30, 1996, which represents a decrease of $4.4 million compared to the $5.4 million provided in the three months ended September 30, 1995. This decrease was primarily the result of the shrinking size of the total portfolio.

         Other expense increased by $900,000 during the three months ended September 30, 1996 from $300,000 during the three months ended September 30, 1995 to $1.2 million. This was the result of certain fixed assets and financial assets having been written down to net realizable value in the three months ended September 30, 1996. During the three months ended September 30, 1995, the Company sold viatical policies to Viaticus, Inc. at a net gain of $322,000.


         In conjunction with the finalization of the Settlement, the Company realized a net gain of $485,000 on the sale of IAP in the three months ended September 30, 1996.

         Net loss before tax and the other factors described above for the three months ended September 30, 1996 was $3.0 million or $0.65 per share as compared to a net loss before tax and "other factors" of $5.1 million or $1.01 per share for the same period of 1995. Net loss after tax and the other factors described above for the three months ended September 30, 1996 and 1995 were $2.7 million or $0.59 per share.

Liquidity and Capital Resources

         The Company's immediate viability as a going concern is dependent upon the restructuring of its obligations, and, ultimately, a return to profitability. See Notes 1,2 and 4 to Consolidated Financial Statements. At September 30, 1996, the Company had cash, cash equivalents, and securities for resale of approximately $10.4 million which represents a significant increase during the period. The Company believes it has sufficient funds to finance currently contemplated operations for at least the next 10 months, but would require additional funds to finance the repayment of the Debentures to the extent not exchanged in the Exchange Offer.

         There was positive cash flow from operations of $1.1 million for the six months ended September 30, 1996. These cash flows were primarily derived from the administration and on-going liquidation and payout of the installment contracts receivable portfolio of consumer car loans. This compares to cash flow from operations reported for the six months ended September 30, 1995 of $11.4 million. This prior period reporting included $18.5 million from the sale of the viatical portfolio during that period; the net other operating effect before this infusion of cash was a deficit of approximately $7.1 million for the six months ended September 30, 1995. The relative improvement of the present period against this deficit is primarily due to the halting of further use of the Company's funds for investment in both the consumer car loan portfolio and the IAP dealer loan portfolio.

         The Company's portfolio of unmatured viatical insurance policies totaled twenty policies at September 30, 1996, having a combined face value of approximately $2.1 million, which policies were purchased at a cost of approximately $1.5 million. The Company generally ceased purchasing new policies beginning in September 1994.

         The portfolio of installment contracts receivable of $7.6 million at September 30, 1996 (excluding such Contracts with respect to which there has been a repossession of the underlying collateral, or a charge-off, or the creation of a reserve) consisted of approximately 1,626 active loans, of which more than half (on a dollar-weighted basis) are thirty days or more past due. The Company commenced its purchases of these contracts in May 1994, and ceased purchases December 22, 1995.

         The Company had positive cash flows from "investing activities" of $6.1 million during the six month ended September 30, 1996, due to the finalization of the Settlement, including the disposition of IAP. This resulted in the conversion of the IAP loan portfolio of approximately $5.9 million into cash. The six month period ended September 30, 1995 had "positive cash flows from investing activities" as securities held for resale (i.e., cash invested for higher yields) of $9.0 million were converted into immediately available cash.

         There were no cash flows from financing activities during the six months ended September 30, 1996, as compared with a cash flow deficit from financing activities of $9.6 million for the six months ended September 30, 1995, which resulted from the use of the Company's cash (and invested equivalents) for the early extinguishment of certain of the Company's Debentures.

         In summary, the Company increased its cash and cash equivalents by $7.3 million during the six months ended September 30, 1996, to a total of $10.4 million. This increase was largely due to the sale of IAP (and the resulting conversion of the IAP intercompany indebtedness to cash), and was also influenced by the collections on the consumer car loan portfolio (which collections were offset to a degree by operating expenses). In comparison, for the six months ending September 30, 1995 there was a $10.8 million increase in cash and equivalents, to a total of $12.2 million, which increase was primarily generated by the sale of the viatical portfolio for $17.5 million, which was substantially offset by the usage of $9.6 million in the debenture buy-back.

         The Company's primary source of capital has been sales of equity and debt securities, including the Company's initial equity offering in July
1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million (see Note 4 to Consolidated Financial Statements). As a result of prior year prepayments without penalty, the outstanding principal balance of Debentures was $22.1 million at September 30, 1996. No additional amounts were prepaid during the six months ended September 30, 1996. Annual interest payments were made in accordance with the terms of the Indenture in September 1992, 1993, 1994 and 1995, but the September 1996 payments were not paid due to the Exchange Offer.

         At September 30, 1996, the Company had approximately $2 million in net operating loss carry-forwards available to offset future taxable income for federal and state income tax purposes. The utilization of the net operating losses to reduce future income taxes will depend on the Company's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The loss carryforwards expire at various times between the present and 2011.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Part II: OTHER INFORMATION

Item 1. Legal Proceedings

         Four holders of the Company's 9.5% Convertible Subordinated Debentures Due September 19, 1997 filed an Involuntary Petition in Bankruptcy against the Company in the United States Bankruptcy Court, District of New Mexico, on November 1, 1996, alleging that the Company is generally not paying its debts as they become due. The Company has denied the allegation and has filed an answer in the Bankruptcy Court in an effort to have the petition dismissed. A hearing before the Bankruptcy Court is presently scheduled for December 6, 1996. The Company is paying all of its debts as they become due but, as previously disclosed, has not paid the interest on the Debentures because the Company is engaged in its Exchange Offer, the effect of which is to exchange all principal amount outstanding of Debentures, together with accrued interest thereon, for common stock and preferred stock.

Item 2.  Changes in Securities

         In July 1996 the Company extended the expiration of its outstanding Class A Warrants and Class B Warrants through June 30, 1997.

Item 3.  Defaults Upon Senior Securities

         On September 19, 1996 the Company was obligated to make an interest payment of approximately $2.1 million on the remaining $22.1 million principal amount outstanding of Debentures. Although the Company currently has sufficient liquidity to meet its September 1996 interest obligations under the Debentures, and other obligations in general, the Company does not presently have such liquidity to repay the $22 million principal outstanding under the Debentures as such becomes due in September 1997. On October 22, 1996, the Company initiated an Exchange Offer to exchange shares on common and preferred stock for any or all outstanding Debentures, including the interest due September 19, 1996. Consequently, the Company did not make its standard September 19, 1996 $2.1 million interest payment. The Exchange Offer is set to expire November 25, 1996, unless extended.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits.
         None.

     (b) Reports on Form 8-K

         A Current Report on Form 8-K dated September 18, 1996 was filed with the Securities and Exchange Commission, concerning changes in control of the Registrant, which documented the finalization and enactment of the Settlement.

         A Current Report on Form 8-K dated November 12, 1996 was filed with the Securities and Exchange Commission, concerning a change in auditors, which documented the termination of Deloitte Touche LLP and the engagement of KPMG Peat Marwick as the Registrant's independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

AUTOLEND GROUP, INC.
(Registrant)


SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----



/s/ Nunzio P. DeSantis
---------------------------------           Chairman of the Board,              November 19, 1996
         Nunzio P. DeSantis                   Chief Executive Officer

/s/ Jeffrey Ovington
---------------------------------           Chief Accounting Officer            November 19, 1996
            Jeffrey Ovington
