Form 10-Q
period 1996-12-31
AUTOLEND GROUP INC
filed 1997-02-19
CIK 851697

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-10569

                              AutoLend Group, Inc.
                              --------------------
             (Exact name of registrant as specified in the charter)

            Delaware                                           22-3137244
            --------                                           ----------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

             215 Central NW, Suite 3B, Albuquerque, New Mexico 87102
             -------------------------------------------------------
               (Address of principal executive offices) (ZipCode)

                                 (505) 768-1000
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|    No ___.

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

   Common stock, $.002 par value                      4,634,530 shares
   -----------------------------                  --------------------
               Class                          Outstanding at February 17, 1997

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES


                                      INDEX

PART I  FINANCIAL INFORMATION
                                                                      Pages
                                                                      -----
Item 1.  Financial Statements

   Consolidated Balance Sheets as of December 31, 1996,
      September 30, 1996, and March 31, 1996............................3

   Consolidated Statements of Operations for the three
      and nine months periods ended December 31, 1996 and 1995..........4-5

   Supplemental Statements of Operations for the three
      month periods ended December 31, 1996,
      September 30, 1996 and June 30, 1996...............................6

   Consolidated Statements of Cash Flows for the nine
      month periods ended December 31, 1996 and 1995.....................7

   Notes to Consolidated Financial Statements............................8-12


Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations............................13-18


PART II  OTHER INFORMATION...............................................19

SIGNATURES...............................................................20

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                December 31,   September 30,     March 31,
                                                                   1996            1996            1996
                                                               ------------    -------------   ------------
Assets:
     Cash and cash equivalents                                 $ 10,628,630    $ 10,430,943    $  3,168,730
     Securities available for sale                                     --           175,000         175,000
     Accounts receivable -- matured insurance policies               50,637          50,637       1,405,947

     Installment contracts receivable                          $  5,999,197    $  7,638,095    $ 13,760,394
       Collateral owned-gross                                       360,500         865,270       1,785,743
       Allowance for credit losses                               (2,883,674)     (3,788,712)     (3,995,296)
                                                               ------------    ------------    ------------
       Installment contracts receivable-net                    $  3,476,023    $  4,714,653    $ 11,550,841
                                                               ------------    ------------    ------------

     Purchased insurance policies at cost; face value of
       $2,112,116 at December 31, 1996, $2,112,116 at
        September 30, 1996, and $2,171,198 at March 31, 1996   $  1,051,309    $  1,050,301    $  1,445,184
     Accrued interest receivable                               $     83,752    $     10,557            --
     Debt issuance costs, less accumulated amortization of
       $3,458,806 at December 31, 1996, $3,398,113
       at September 30, 1996, and $3,276,724 at March 31, 1996      174,599         235,292         356,681
     Fixed assets, less accumulated depreciation of $44,359 at
       December 31, 1996, $41,051 at September 30, 1996,             71,969          78,545       1,013,173
       and $3,276,724 at March 31, 1996
     Net assets of discontinued operations                             --              --         4,974,047
     Securities of IAP                                            1,000,000       1,000,000            --
     Pre-paid consulting agreements -- 3 years                      384,999         420,000            --
     Other receivables                                              460,420           3,632          12,518
     Other                                                          371,143         342,762         382,968
                                                               ------------    ------------    ------------
         Total assets                                          $ 17,753,481    $ 18,512,322    $ 24,485,089
                                                               ============    ============    ============

Liabilities:
     Accounts payable                                          $     61,787    $    222,965    $    787,036
     Accrued liabilities                                            309,486         288,570         197,062
     Accrued acquisition costs                                      656,542         656,542         656,542
     Accrued interest expense                                     2,098,182       2,158,754       1,111,369
     Convertible subordinated debentures                         22,050,000      22,050,000      22,050,000
                                                               ------------    ------------    ------------
        Total liabilities                                      $ 25,175,997    $ 25,376,822    $ 24,802,009
                                                               ------------    ------------    ------------

Stockholders' Equity/(Deficit):
     Preferred stock, $.002 par value.  Authorized 5,000,000
       shares: none issued or outstanding                      $       --      $       --      $       --
     Common stock, $.002 par value.  Authorized 40,000,000
       shares; issued 4,634,530 shares at December 31,
       1996, September 30, 1996, and March 31, 1996            $      9,269    $      9,269    $      9,269
     Additional paid-in capital                                   5,946,904       5,946,904       5,946,904
     Accumulated deficit                                        (13,378,689)    (12,820,673)     (6,273,093)
                                                               ------------    ------------    ------------
        Total stockholders' equity/(deficit)                     (7,422,516)     (6,864,500)   $   (316,920)
                                                               ------------    ------------    ------------

        Total liabilities and stockholders' equity             $ 17,753,481    $ 18,512,322    $ 24,485,089
                                                               ============    ============    ============



          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                         Three Month Period Ended          Nine Month Period Ended
                                                               December 31,                     December 31,
                                                               ------------                     ------------
                                                           1996             1995           1996              1995
                                                           ----             ----           ----              ----
Revenues:
     Finance charges on installment contracts           $    306,817    $  2,510,437    $  1,354,192    $  7,023,415
     Revenues from matured insurance policies                350,000         182,263         487,435       1,134,080
                                                        ------------    ------------    ------------    ------------
         Gross revenues                                      656,817       2,692,700       1,841,627       8,157,495
         Cost of matured insurance policies                     --           142,330          85,774         739,831
                                                        ------------    ------------    ------------    ------------
         Total net revenues                             $    656,817    $  2,550,370    $  1,755,853    $  7,417,664

General and administrative expenses                          717,174       2,541,006       3,656,300       7,744,682
Provision for credit losses                                   63,000       3,659,587       3,019,292       9,362,647
                                                        ------------    ------------    ------------    ------------
     Operating earnings (loss)                          $   (123,357)   $ (3,650,223)   $ (4,919,739)   $ (9,689,665)
                                                        ------------    ------------    ------------    ------------

Other income/(expense):
     Interest income on investments                     $    156,470    $    137,689    $    238,267    $    531,886
     Realized gains/(loss) on sale of securities, net           --              --              --            (9,145)
     Other income/(expenses)                                  63,598          (1,039)        187,882          19,563
     Interest expense                                       (537,230)       (754,918)     (1,611,687)     (2,709,172)
     Write-off of fixed assets                                  --              --          (659,302)           --
     Write-down of purchased insurance policies                 --              --          (398,200)           --
     Lease termination expense                                  --              --          (196,000)           --
     Net gain (loss) on sale of viatical portfolio              --           (33,578)           --          (281,679)
                                                        ------------    ------------    ------------    ------------
     Total net other income/(expense)                   $   (317,162)   $   (651,846)   $ (2,439,040)   $ (2,448,547)
                                                        ------------    ------------    ------------    ------------

Loss before income taxes, discontinued operations,
     extraordinary item and cumulative effect of
     change in accounting method                        $   (440,519)   $ (4,302,069)   $ (7,358,779)   $(12,138,212)
     Benefit from income taxes                                  --         1,627,777            --         4,810,424
                                                        ------------    ------------    ------------    ------------

Loss before discontinued operations,
     extraordinary item and cumulative effect
     of change in accounting method                     $   (440,519)   $ (2,674,292)   $ (7,358,779)   $ (7,327,788)

Discontinued operations:
     Earnings (loss) from operations of
         discontinued subsidiary                            (117,305)        (23,674)       (231,778)        (68,995)
     Gain on sale of subsidiary                                 --              --           484,961            --
                                                        ------------    ------------    ------------    ------------
Loss before extraordinary item and cumulative effect
     of change in accounting method                     $   (557,824)   $ (2,697,966)   $ (7,105,596)   $ (7,396,783)
     Extraordinary item-gain on early extinguishment
         of debt                                                --         3,340,502            --         7,457,301
                                                        ------------    ------------    ------------    ------------

Loss before cumulative effect of change in
     accounting method                                  $   (557,824)   $    642,536    $ (7,105,596)   $     60,518
     Cumulative effect of change in accounting
         method                                                 --            11,679            --           180,372
                                                        ------------    ------------    ------------    ------------

Net income/(loss)                                       $   (557,824)   $    654,215    $ (7,105,596)   $    240,890
                                                        ============    ============    ============    ============




           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                   Three Month Period Ended             Nine Month Period Ended
                                                                         December 31,                        December 31,
                                                                         ------------                        ------------
                                                                     1996             1995               1996             1995
                                                                     ----             ----               ----             ----
Loss per share:
Loss per share before taxes, discontinued operations,
     extraordinary item, and cumulative effect of
     change in accounting method                                  $    (0.10)       $    (0.91)        $    (1.58)     $    (2.56)
     Tax offset to loss                                                  --                .34                --             1.01
                                                                  ----------        ----------         ----------      ----------

Loss per share before discontinued operations,
     extraordinary item and cumulative effect of
     change in accounting method                                  $    (0.10)       $    (0.57)        $    (1.58)     $    (1.55)
     Gain/(loss) on sale of subsidiary, net of subsidiary
         operating loss                                                (0.02)              --                0.05           (0.02)
                                                                  ----------        ----------         ----------      ----------

Loss per share before extraordinary item and
     cumulative effect of change in accounting method             $    (0.12)       $    (0.57)        $    (1.53)     $    (1.57)
     Earnings per share on extraordinary item --gain
         on early extinguishment of debt                                 --               0.71                --             1.58
                                                                  ----------        ----------         ----------      ----------

Gain/(Loss) before cumulative effect of change in accounting
     method                                                       $    (0.12)       $     0.14         $    (1.53)     $     0.01
     Cumulative effect of change in accounting method                    --                --                 --             0.04
                                                                  ----------        ----------         ----------      ----------

Net Gain/(loss) per common share                                  $    (0.12)       $     0.14         $    (1.53)     $     0.05
                                                                  ==========        ==========         ==========      ==========
Weighted average number of common and common
     equivalent shares outstanding                                 4,634,530         4,730,941          4,634,530       4,730,941
                                                                  ==========        ==========         ==========      ==========



          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Supplemental Statements of Operations
                                   (unaudited)

                                                                Three Month Period Ended
                                                                ------------------------
                                                         December 31,  September 30,   June 30,
                                                             1996          1996          1996
                                                             ----          ----          ----
Revenues:
     Finance charges on installment contracts           $   306,817    $   430,736    $   616,639
     Revenues from matured insurance policies               350,000        137,435           --
                                                        -----------    -----------    -----------
         Gross revenues                                     656,817        568,171        616,639
    Cost of matured insurance policies                         --           85,774           --
                                                        -----------    -----------    -----------
         Total net revenues                             $   656,817    $   482,397    $   616,639

General and administrative expenses                         717,174      1,312,939      1,625,995
Provision for credit losses                                  63,000      1,035,000      1,921,292
                                                        -----------    -----------    -----------
         Operating earnings (loss)                      $  (123,357)   $(1,865,542)   $(2,930,648)
                                                        -----------    -----------    -----------

Other income/(expense):
     Interest income on investments                     $   156,470    $    59,574    $    22,223
     Realized gains/(loss) on sale of securities, net          --             --             --
     Other income/(expense)                                  63,598         (2,140)       126,424
     Interest expense                                      (537,230)      (537,229)      (537,228)
     Write-off of fixed assets                                 --          (90,653)      (568,649)
     Write-down of purchased insurance policies                --         (398,200)          --
     Lease termination expense                                 --         (196,000)          --
     Net gain (loss) on sale of viatical portfolio             --             --             --
                                                        -----------    -----------    -----------
     Total net other income/(expense)                   $  (317,162)   $(1,164,648)   $  (957,230)
                                                        -----------    -----------    -----------

Loss before income taxes, discontinued operations,
     extraordinary item and cumulative effect of
     change in accounting method                        $  (440,519)   $(3,030,190)   $(3,887,878)
     Benefit from income taxes                                 --             --             --
                                                        -----------    -----------    -----------

Loss before discontinued operations,
     extraordinary item and cumulative effect
     of change in accounting method                     $  (440,519)   $(3,030,190)   $(3,887,878)

Discontinued operations:
     Earnings (loss) from operations of
     discontinued subsidiary                               (117,305)      (184,198)        69,725
     Gain on sale of subsidiary                                --          484,961           --
                                                        -----------    -----------    -----------

Loss before extraordinary item and cumulative effect
     of change in accounting method                     $  (557,824)   $(2,729,427)   $(3,818,153)
     Extraordinary item-gain on early extinguishment
     of debt                                                   --             --             --
                                                        -----------    -----------    -----------

Loss before cumulative effect of change in
     accounting method                                  $  (557,824)   $(2,729,427)   $(3,818,153)
     Cumulative effect of change in accounting
     method                                                    --             --             --
                                                        -----------    -----------    -----------

Net income/(loss)                                       $  (557,824)   $(2,729,427)   $(3,818,153)
                                                        ===========    ===========    ===========


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Nine Month Period Ended
                                                                              December 31,
                                                                              ------------
                                                                          1996            1995
                                                                     --------------  -------------


Cash Flows from operating activities:
    Net earnings (loss)                                              $ (7,105,596)   $    240,890
    Adjustments to reconcile net earnings (loss) to net cash flows
    from operating activities:                                               --              --
        Amortization of debt issuance costs                               182,082       2,239,163
        Depreciation expense                                               98,081         187,719
        Write-off of fixed assets                                         659,302            --
        Write-down of purchased insurance policies                        398,200            --
        Gain on early extinguishment of debt, net of
            amortization                                                     --       (12,154,123)
        Gain on sale of subsidiary, IAP                                  (981,455)           --
        Provision for credit losses                                     3,019,292       9,362,647
        Realized gains on securities available for sale                      --            (1,138)
        Change in net assets of discontinued operations                (1,008,078)           --
        Changes in assets and liabilities:
            Accounts receivable -- matured insurance policies           1,355,310       3,253,041
            Installment contracts receivable                            5,055,526      (6,426,644)
            Purchased insurance policies                                   (4,325)     18,362,182
            Accrued interest receivable                                   (83,752)         79,499
            Other receivables-sale of viatical portfolio                     --        (1,259,972)
            Dealer receivables                                               --        (1,244,223)
            Other assets                                                 (670,360)        622,910
            Accounting payable and accrued liabilities                   (612,825)       (144,694)
            Accrued interest expense                                      986,813      (1,954,348)
                                                                     ------------    ------------
               Cash provided by operating activities                 $  1,288,215    $ 11,162,909
                                                                     ------------    ------------

Cash flows from investing activities:
    Purchases of securities available for sale                       $       --      $ (7,552,131)
    Proceeds from sale of securities available for sale                    25,000      17,060,237
    Proceeds from disposition of IAP                                    5,963,388            --
    Proceeds from sale of fixed assets                                    185,995            --
    Purchase of fixed assets                                               (2,698)       (498,213)
                                                                     ------------    ------------
        Cash provided by investing activities                        $  6,171,685    $  9,009,893
                                                                     ------------    ------------

Cash flow from financing activities:
    Early extinguishment of debt                                             --       (15,848,000)
                                                                     ------------    ------------
        Cash used in financing activities                            $       --      $(15,848,000)
                                                                     ------------    ------------

Net increase in cash and cash equivalents                            $  7,459,900    $  4,324,802
Cash and cash equivalents at beginning of period                        3,168,730       1,325,175
                                                                     ------------    ------------
Cash and cash equivalents at end of period                           $ 10,628,630    $  5,649,977
                                                                     ============    ============



          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


(1)  Going Concern

The Company's viability as a going concern is dependent upon the restructuring of its obligations, and, ultimately, a return to profitability. The Company had incurred cumulative operating losses of approximately $14 million in two and a half years, prior to which period the Company was not in the automobile financing business. The Company ceased purchasing automobile installment contracts receivable in December 1995, at which time the Company significantly downsized its operations, terminating approximately three-quarters of its work force. On September 18, 1996 the Company consummated the settlement of certain stockholder litigation, and entered into various agreements providing for, among other things, the disposition of certain operations, and the replacement of prior management (see Note 2 below). As the financial statements herein disclose, the new management team assumed responsibility for the Company with a substantial negative net worth, inasmuch as the stockholders' equity at September 30, 1996 was a deficit of approximately $6.9 million. Additionally, the new management was faced with the immediate need to restructure the Company's liquidity.

The outstanding principal amount of $22.1 million of the Company's Convertible Subordinated Debentures Due September 1997 (the "Debentures") became current debt on September 20, 1996, and without either a capital infusion, refinancing, or amendment of the Debentures, the reclassifying to a "current" status of this debt has caused the Company's current liabilities to exceed its currents assets (see Note 3 below). Although the Company currently has sufficient liquidity to meet its interest obligations under the Debentures, and other obligations in general, the Company does not presently have such liquidity to repay the entire current principal under the Debentures when it becomes due in September.

On September 19, 1996 the Company was obligated to make an annual interest payment of approximately $2.1 million on the Debentures. The Company's decision not to distribute this payment was due to the commencement of an offer to exchange shares of common stock and 14% cumulative convertible preferred stock for all outstanding Debentures, including the interest due September 19, 1996 (the "Exchange Offer"). The Exchange Offer is currently scheduled to terminate on March 3, 1997, subject to further extension at the Company's option. The acceptance by the Company of the Debentures tendered to date is dependent upon the outcome of the involuntary bankruptcy proceeding, which management is attempting to dismiss (see Note 4 below).

The Company believes it has sufficient funds to finance its current operations for at least the next six months, but would require additional funds to finance the repayment of the entire current face amount of the Debentures. However, if the Exchange Offer is successful, then the Company is expected to emerge with a much improved stockholders' equity, and the Company will have the liquidity necessary to provide the new management team with an opportunity to pursue its business strategies.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements -- (Continued)
                                   (unaudited)


(2)  Change in Management, and Settlement

In December 1995, Nunzio DeSantis, Courtlandt Miller and Vincent Villanueva, stockholders of the company (collectively, the "Plaintiff Stockholders"), commenced an action in the Delaware Chancery Court against certain former officers and directors of the Company (collectively, the "Defendants"), seeking, among other things, to temporarily, and if necessary, permanently enjoin the Company's then current management and Board of Directors from taking certain contemplated actions.

The Plaintiff Stockholders and the Defendants entered into extensive arms-length negotiations concerning a change in existing management, and the resolution of all claims between the parties. As a result of these negotiations, the parties entered into a Stipulation of Settlement. The Settlement was approved by the Court after due notice and was sent to all of the Company's stockholders. The Settlement closed on September 18, 1996. Pursuant to the Settlement, all pending claims were dismissed and, among other things: (i) the former executive management of the Company resigned; (ii) all of the directors of the Company other than Dr. Philip Vitale resigned from the Board; and (iii) Mr. DeSantis was appointed to the Board and was elected Chairman and Chief Executive Officer. As a result, the entire management and employee staff of the Company was changed (and reduced by about three-quarters). (Also, see Note 5)


(3)  Exchange Offer:  Convertible Subordinated Debentures

On September 19, 1991, the Company issued $55.0 million principal amount of Debentures to European investors. During the past two fiscal years the Company has prepaid without penalty $32.9 million in principal amount of Debentures, at a cost of approximately $17.8 million (plus accrued interest), leaving the outstanding principal balance of Debentures at $22.1 million on December 31, 1996, and resulting in a gain on early extinguishment of debt of $7.4 million. The Debentures, which mature September 19, 1997, are subordinated to any current or future senior debt, and require annual interest payments of 9.5%. A balance of $175,000 in debt issuance costs remained to be amortized as of December 31, 1996.

On October 22, 1996, the Company initiated an Exchange Offer to exchange shares of common and preferred stock for any or all outstanding Debentures, where such Debentures so exchanged would include any and all interest which may be due (see
Note 1 above). The terms of the Exchange Offer include 200 shares of common stock and 8 shares of preferred stock (with such preferred having a stated value of $100 per share) for each $1,000 in face value of Debentures validly tendered for exchange, all in accordance with the terms of and subject to the conditions of, the Exchange Offer. As stated in the Exchange Offer as supplemented, any Debentures so tendered to the Company for exchange will not be accepted for exchange until and unless the involuntary bankruptcy petition filed against the Company (see Note 4 below) is dismissed.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements -- (Continued)
                                   (unaudited)


(4) Involuntary Bankruptcy Petition

The Company is a putative debtor in an Involuntary Chapter 11 case pending in the United States Bankruptcy Court for the District of New Mexico
(No. 11-96-14835 MA Involuntary) commenced upon the filing of a creditors' petition by four holders of the Company's Debentures alleging that the Company is not generally paying its debts as they become due. The Company has filed an answer to the creditors' petition denying that it is a proper subject of a bankruptcy proceeding. Trial on the creditors' petition is scheduled for March 4, 1997.

On January 31, 1997, the Company and the petitioning creditors entered into an Agreed Order Limiting Operations which resolved all issues which had been raised by the petitioning creditors in connection with their having obtained a temporary restraining order against the Company in connection with a transaction involving the acquisition of an interest in International Thoroughbred Breeders, Inc. Additionally, the Company has been advised that the petitioning creditors have accepted an offer from a third party to purchase the Debentures from the petitioning creditors, which the Company believes will lead to the dismissal of the involuntary bankruptcy case.


(5) Discontinued Operation

In connection with the Settlement (see Note 2 above), the Company's former subsidiary, AutoLend IAP, Inc., was sold, effective September 18, to an affiliate of departing management. The Company received full, undiscounted payment in cash for all IAP receivables outstanding, and also received cash payment for the book value of equipment and fixtures utilized in the business. In addition, the Company received shares of IAP's preferred stock, with a face value of $1 million. If this face value is not repaid to the Company in full at the end of three years, the Company may take control of IAP.

As a result of the sale of IAP, the past results of operations of IAP have been treated as a discontinued operation in the accompanying financial statements. Summarized results of IAP included in the accompanying financial statements are as follows:

                          Three Month Period Ended      Nine Month Period Ended
                                December 31,                 December 31,
                                ------------                 ------------
                           1996            1995          1996           1995
                           ----            ----          ----           ----

Revenue                 $      --        $ 68,610      $ 825,706      $124,916

Net income (loss)        (117,305)        (23,674)      (231,778)      (68,995)

Income (loss) per
  common share              (0.02)          (0.01)         (0.05)        (0.02)

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements -- (Continued)
                                   (unaudited)


(6)  Summary of Significant Accounting Policies

         (a) Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1996. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of AutoLend Group, Inc. and subsidiaries (the "Company") for the nine month periods ended December 31, 1996 and 1995. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


         (b) Revenue Recognition

Allowance for Credit Losses: An allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the Installment Contracts Receivable portfolio. The amount of the allowance is based on management's evaluation of the collectability of the Installment Contracts Receivable portfolio, including the nature of the portfolio, credit concentrations, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is possible that management's estimate of credit losses inherent in the Installment Contracts Receivable portfolio and the related allowance may change materially in the near term.

There are inherent uncertainties in determining the allowance for credit losses in an Installment Contracts Receivable portfolio. The Company has not been in business long enough for it to gather a sufficient data base of historical credit loss experience. The concentration of risk, limited historical contract receivable loss experience, and other factors described above, compound the uncertainty in management's estimate of the allowance for credit losses. As a result, the aggregate losses ultimately incurred by the Company with respect to the Installment Contracts Receivable portfolio may significantly differ from the allowance for credit losses in the accompanying financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the Installment Contracts Receivable portfolio at December 31, 1996.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
            Notes to Consolidated Financial Statements -- (Continued)
                                   (unaudited)


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

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Results of Operations: Nine month periods ended December 31, 1996 and 1995.

Revenues from installment contracts receivable (consumer used-car loans) were $1.4 million during the nine months ended December 31, 1996, which represents a $5.6 million decrease compared to the $7.0 million realized during the nine months ended December 31, 1995. This decrease resulted from the reduced size of the Company's portfolio of such loans; the Company ceased purchasing these loans in December 1995. The principal repayment portion of the collections on this portfolio is not recorded as revenues. The substantial cost to collect these loans is not reflected in gross revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level of $300,000 per quarter.

Net viatical revenues were $487,000 during the nine months ended December 31, 1996, which represents a decrease of $647,000 compared to $1,134,000 realized during the nine months ended December 31, 1995. Net viatical revenues are determined by subtracting the policy cost from the relevant face value after a policy "matures" (becomes payable by the insurance company). The cost of a policy includes the initial purchase price, insurance premiums, and other direct expenditures, if any, by the Company in connection with the purchase and maintenance of a policy. The decrease in policy maturities (and thus net viatical revenues) resulted from the reduced size of the Company's portfolio of such loans. The Company generally ceased purchasing such policies after September 1994, and, in May and July 1995, sold the majority of the Company's portfolio for approximately $17.5 million to Viaticus, Inc. (which represented a total of 225 policies). Future net revenues from this remaining portfolio of approximately twenty policies will be irregular, depending upon the timing of mortality of the insured.

General and administrative expenses were $3.7 million during the nine months ended December 31, 1996, which represents a decrease of $4.0 million compared to the $7.7 million expended during the nine months ended December 31, 1995. This decrease resulted primarily from the effect of the Company's downsizing, commencing December 1995. The substantial cost of administering and collecting on the portfolio of consumer car loans is included in general and administrative expenses; such costs were incurred internally in the prior-year period, and then a large portion of the collection efforts was subcontracted in approximately January 1996.

Provision for credit losses in connection with the portfolio of installment contracts receivable were $3.0 million for the nine months ended December 31, which represents a decrease of $6.4 million compared to the $9.4 million provided in the nine months ended December 31, 1995. This decrease was primarily the result of the shrinking size of the total portfolio outstanding.

Certain fixed assets and certain financial assets have been written-down to estimated net realizable value. The result of this valuation are charges to income of $659,000 and $398,000, respectively, for the nine months ended December 31, 1996. The Company has remaining lease obligations on a 17,000 square-foot building in Miami Beach from which it moved in February

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


1996, and has, accordingly, recorded a lease termination charge of $196,000 during the nine months ended December 31, 1996.

In connection with the sale of the viatical portfolio to Viaticus, Inc., the Company recognized a net loss on sale in the prior period of $281,000 (net of a write-off of intangible assets and goodwill of $1.8 million).

The net effect of all of the above resulted in a net loss before income taxes and other factors (discontinued operations from the sale of IAP, extraordinary item relating to the gain on the early extinguishment of Debentures, and the cumulative effect of a prior change in accounting method) of $7.4 million in the nine months ended December 31, 1996, which was an improvement of $4.8 million over the nine month period ended December 31, 1995 (which recorded a net loss of $12.1 million).

In conjunction with the finalization of the Settlement, the Company recorded a net gain on the sale of IAP. In conjunction with the sale, the Company received securities valued at $1,000,000. For financial reporting purposes, the charge incurred in settling outgoing management's employment contracts has been combined so as to be netted together with the gain on the sale of IAP. The Company's obligations under such employment contracts were determined to be $502,000. The total combined net result of the sale of discontinued operations is then reported as a net gain of $485,000 during the nine months ended December 31, 1996.

Net loss before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting method was $12.1 million in the nine month period ended December 31, 1995, which was offset by $12.3 million from the combined effects of taxes, discontinued operations, extraordinary item and change in accounting method, resulting in a net income of $240,000. In comparison, for the nine month period ending December 31, 1996, the combined effects of taxes, discontinued operations, extraordinary item, and cumulative effect of change in accounting method resulted in an offset of only $0.3 million, so the net loss of $7.4 million before these offsets was only reduced to a final net loss of $7.1 million.


Three month periods ended December 31, 1996 and 1995

Revenues from installment contracts receivable were $307,000 during the three months ended December 31, 1996, which represents a decrease of $2.2 million compared to revenues of $2.5 million for the three months ended December 31, 1995. The decrease is due to the reduced size of the installment contract receivables portfolio.

Net viatical revenues were $350,000 during the three months ended December 31, 1996, which represents a increase of $168,000 compared to the $182,000 at December 31, 1995.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


General and administrative expense were $717,000 during the three months ended December 31, 1996, which represents a decrease of $1.8 million as compared to the $2.5 million expended during the three months ended September 30, 1995. The decrease resulted both from the effect of the Company's change in management (and move to Albuquerque), and the restructuring during December 1995.

Provisions for credit losses in connection with the portfolio of installment contracts receivable were $63,000 for the three months ended December 31, 1996, which represents a decrease of $3.6 million, as compared to $3.7 million provided in the three months ended December 31, 1995. This decrease was primarily the result of the shrinking size of the total portfolio.

Other expense (net of other income) decreased by $335,000, from $652,000 during the three months ended December 31, 1995, to $317,000 during the three months ended December 31, 1996.

Net loss before tax and other factors (i.e., discontinued operations, gain on early extinguishment of debt, etc.) for the three months ended December 31, 1996 was $441,000 or $0.10 per share, as compared to a net loss before tax and "other factors" of $4.3 million or $0.91 per share for the same period of 1995. Net loss after tax and the other factors described above for the three months ended December 31, 1996 was $558,000 or $0.12 per share, as compared to net income after tax and other factors for the three months ended December 31, 1995 of $654,000, or $0.14 per share.


Three month period ended December 31, 1996, compared to the three month periods ended September 30, 1996, and June 30, 1996.

The quarter ended December 31, 1996 is the first fiscal quarter under the control of the new management team, which assumed management of the Company effective September 18, 1996. Because of this change, a supplemental discussion of the initial results of new management and a (supplemental) comparative quarterly income statement as compared to the preceding two fiscal quarters has also been provided.

Total net revenues for the quarter ended December 31, 1996 were not dramatically different than for the quarters ended September 30, 1996 and June 30, 1996: $657,000, versus $482,000 for the September 30, 1996 quarter and
$617,000 for the June 30, 1996 quarter. However, this slight increase in revenues was primarily a result of the impact in the most recent quarter of a single viatical settlement of $350,000. More significantly, the "core" car-loan portfolio has shown a fairly consistent quarterly revenue decline, a direct and continuing result of the "wind-down" of the portfolio, as car-loan revenues were $785,000 for the March 31, 1996 quarter, $617,000 for the June 30, 1996 quarter, $431,000 for the September 30, 1996, and $307,000 for the December 31, 1996 quarter.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


General and administrative expenses for the December 31, 1996 quarter showed a marked decrease from prior fiscal quarters: $717,000, compared to $1.3 million for the September 30, 1996 quarter, and $1.6 million for the June 30, 1996 quarter. This is directly a result of the change in management, and the move of corporate headquarters to Albuquerque. The $717,000 of general and administrative expense includes noncash amortization and depreciation of $102,000, payments to external lawyers and accountants (largely due to the Involuntary Petition; see Note 4) of $140,000, and direct, external loan-collection costs of $266,000. Typical in-house overhead expense, such as salaries, has been significantly reduced.

Provision for credit losses for the December 31, 1996 quarter was $63,000, as compared to $1.0 million for the September 30, 1996 quarter, and $1.9 million for the June 30, 1996 quarter. As the car-loan portfolio winds-down, management anticipates at this time that provisions will not be nearly as significant as they have been in the past.

As a net result of the all the foregoing items, the Company's operating loss has been reduced to $123,000 for the quarter, as compared to an operating loss of $1.9 million for the September 30, 1996 quarter, and a loss of $2.9 million for the June 30, 1996 quarter.

The quarter's "EBITDA" (Earnings Before Interest expense, Taxes, Depreciation
& Amortization) before discontinued operations is a gain of $198,000, versus an EBITDA (before discontinued operations) loss of $2.4 million for the September 30, 1996 quarter, and likewise an EBITDA loss of $3.2 million for the June 30, 1996 quarter.

Total (nonoperating) other expense (net of other income) was also greatly reduced for the recent quarter, to $317,000, compared to $1.2 million for the September 30, 1996 quarter, and $1.0 million for the June 30, 1996 quarter. This expense category is primarily driven by accrued Debenture interest expense (with some offset from interest income), and any asset write-offs or write-downs. The improvement is primarily due to the prior-period write-offs made to reflect the decreased value of some of the Company's assets. This category was also helped to some degree by the increased interest income received since the increase in the Company's cash due to the sale of IAP.

Thus the total loss before discontinued operations was $441,000, compared to a loss of $3.0 million for the September 30, 1996 quarter, and a loss of $3.9 million for the June 30, 1996 quarter.

The final category in the quarterly comparison is the impact of discontinued operations. The precise value of all the IAP financial assets was not known by current management at the close of the September 30th quarter. These items have now been clarified, resulting in a charge of $117,000 for the quarter ended December 31, 1996. On a comparative basis, the prior quarter showed a net gain in this category, as the gain from the sale of the subsidiary was larger than the operating losses incurred by the subsidiary. Management does not anticipate any further IAP charges.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


The final, total net loss was $558,000, as compared to losses of $2.7 million for the September 30, 1996 quarter, and $3.8 million for the June 30, 1996 quarter.


Liquidity and Capital Resources

The Company's immediate viability as a going concern is dependent upon the restructuring of its obligations, and, ultimately, a return to profitability. See Notes 1, 3 and 4 to Consolidated Financial Statements. At December 31, 1996, the Company had cash and cash equivalents of approximately $10.6 million, which represents a significant increase during the nine-month period, and includes an increase of approximately $200,000 during the quarter ended December 31, 1996. The Company believes it has sufficient funds to finance currently contemplated operations for at least the next 6 months, but would require additional funds to finance the repayment of the Debentures to the extent not exchanged in the Exchange Offer.

There was positive cash flow from operations of $1.3 million for the nine months ended December 31, 1996. These cash flows were primarily derived from the administration and on-going liquidation and payout of the installment contracts receivable portfolio of consumer car loans. This compares to cash flow from operations reported for the nine months ended December 31, 1995 of $11.2 million. This prior period reporting included $18.4 million from the sale of the viatical portfolio during that period; the net operating effect before this infusion of cash was a deficit of approximately $7.2 million for the nine months ended December 31, 1995. The relative improvement of the present period against this deficit is primarily due to the halting of further use of the Company's funds for investment in both the consumer car loan portfolio and the IAP dealer loan portfolio.

The Company's portfolio of unmatured viatical insurance policies totaled twenty policies at December 31, 1996, having a combined face value of approximately $2.1 million, which policies had a net book value at December 31st of approximately $1.0 million. The Company generally ceased purchasing new policies beginning in September 1994.

The portfolio of installment contracts receivable of $6.0 million at December 31, 1996 (excluding such contracts with respect to which there has been a repossession of the underlying collateral, or a charge-off, or the creation of a reserve) consisted of approximately 1,212 active used-car loans, of which approximately two-thirds (on a dollar-weighted basis) are thirty days or more past due. The Company commenced its purchases of these contracts in May 1994, and ceased purchases on December 22, 1995.

The Company had positive cash flows from "investing activities" of $6.1 million during the nine month ended December 31, 1996, due to the finalization of the Settlement, including the disposition of IAP. This resulted in the conversion of the IAP loan receivables portfolio of approximately $5.9 million into cash.
The nine month period ended December 31, 1995 had "positive cash

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


flows from investing activities" as securities held for resale (i.e., cash invested for higher yields) of $9.0 million were converted into immediately available cash.

There were no cash flows from financing activities during the nine months ended December 31, 1996, as compared with a cash flow deficit from financing activities of $15.8 million for the nine months ended December 31, 1995, which resulted from the use of the Company's cash (and invested equivalents) for the early extinguishment of certain of the Company's Debentures.

In summary, the Company increased its cash and cash equivalents by $7.5 million during the nine months ended December 31, 1996, to a total of $10.6 million. This increase was largely due to the sale of IAP (and the resulting full conversion of the IAP receivables to cash), and was also influenced by the collections on the consumer car loan portfolio (which collections were offset to a degree by operating expenses). In comparison, for the nine months ending December 31, 1995 there was a $4.3 million increase in cash and equivalents, to a total of $5.6 million. However, this increase was primarily generated by the sale of the viatical portfolio for $18.4 million, which was substantially offset by the usage of $15.8 million in the Debenture buy-back.

The Company's primary source of capital has been sales of equity and debt securities, including the Company's initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prior year prepayments without penalty, the outstanding principal balance of Debentures was $22.1 million at December 31, 1996. No additional amounts were prepaid during the nine months ended December 31, 1996. Annual interest payments were made in accordance with the terms of the Indenture in September 1992, 1993, 1994 and 1995, but the September 1996 payments were not paid due to the Exchange Offer.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a putative debtor in an Involuntary Chapter 11 case pending in the United States Bankruptcy Court for the District of New Mexico
(No. 11-96-14835 MA Involuntary) commenced upon the filing of a creditor's petition by four holders of the Company's Debentures alleging that the Company is not generally paying its debts as they become due. The Company has filed an answer to the creditors' petition denying that it is a proper subject of a bankruptcy proceeding. Trial on the creditors' petition is scheduled for March 4, 1997.

On January 31, 1997, the Company and the petitioning creditors entered into an Agreed Order Limiting Operations which resolved all issues which had been raised by the petitioning creditors in connection with their having obtained a temporary restraining order against the Company in connection with a transaction involving the acquisition of an interest in International Thoroughbred Breeders, Inc. Additionally, the Company has been advised that the petitioning creditors have accepted an offer from a third party to purchase the Debentures from the petitioning creditors which the Company believes will lead to the dismissal of the involuntary bankruptcy case.

Item 2.  Changes in Securities
         None.

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

AUTOLEND GROUP, INC.
(Registrant)

SIGNATURE                      TITLE                          DATE
---------                      -----                          ----

/s/ Nunzio P. DeSantis         Chairman of the Board,         February 19, 1997
----------------------         Chief Executive Officer
Nunzio P. DeSantis

/s/ Jeffrey Ovington           Chief Accounting Officer       February 19, 1997
-----------------------
Jeffrey Ovington