Form 10-K
period 1997-03-31
AUTOLEND GROUP INC
filed 1997-07-14
CIK 851697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                         Commission file number 1-10569

                              AutoLend Group, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            22-3137244
---------------------------------                           -------------------
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
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:

       Title of Class                      Name of Exchange on Which Registered
-----------------------------              ------------------------------------
Common Stock, $.002 par value                              None

           Securities registered pursuant to Section 12(g) of the Act:

           --Units                            --Redeemable Class A Warrants
           --Common Stock


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   __X__    No   ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

As of July 9, 1997 the registrant had 6,079,530 shares of Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates as of July 9, 1997 was approximately $ 1.1 million.


================================================================================

                                     Part I


ITEM 1.   BUSINESS.

General

AutoLend Group, Inc., a Delaware corporation formerly known as CAPX Corporation (together with its subsidiaries, "AutoLend" or the "Company"), was, until September 18, 1996, a consumer finance company which, through its wholly-owned subsidiaries, AutoLend IAP, Inc. ("IAP"), AutoLend Corporation, LB NM, Inc. ("LBNM") and American Life Resources Group, Inc. ("ALRG"), was engaged in the business of: (i) providing short-term (two to six weeks) "floor" financing to used-car dealers for inventory purchases at regional car auctions throughout the United States; (ii) maintaining a portfolio of sub-prime consumer installment loan contracts purchased from used-car dealers ("Installment Contracts Receivable"); and (iii) maintaining a portfolio of life insurance policies ("Policies") purchased from individuals facing life-threatening illnesses, a business generically referred to as viatical settlements.

On September 18, 1996, the Company sold IAP to Auction Finance Group, Inc., a corporation controlled by Steve Simon, the former President and Chairman of the Board of the Company ("Simon"), pursuant to a Stipulation of Settlement dated May 3, 1996 which arose in connection with stockholder derivative litigation commenced against the former management of the Company by certain stockholders, one of whom, as a result, became Chairman of the Board and Chief Executive Officer. See "Change in Management."

Since the sale of IAP, the Company has been engaged in no active business other than the collection of amounts due under the outstanding Installment Contract Receivables and the collection of proceeds from the Policies. The Company's management currently is engaged in identifying potential acquisition opportunities which are expected to be principally within the gaming and entertainment industries. Following the change in the Company's management in September 1996, management's efforts for the balance of fiscal year 1997 were directed toward improving the Company's financial condition, both to preserve its cash resources and to enhance the Company's likelihood of attracting a suitable acquisition opportunity.

However, shortly after the new management assumed control, the Company's progress was materially adversely effected by an involuntary bankruptcy proceeding instituted against the Company which was not dismissed until after the end of the fiscal year. See "Involuntary Bankruptcy Petition." With the April 1996 dismissal of the involuntary bankruptcy proceeding, the legal impediments on the Company's ability to operate have finally been removed, and the Board of Directors is able to resume its efforts to pursue viable business opportunities intended to return the Company to profitability. To date, no agreements in principle have been reached with any third parties, and there can be no assurance that the Company will be successful in its acquisition efforts.

Change in Management

In December 1995, Nunzio DeSantis, Courtlandt Miller, and Vincent Villanueva, stockholders of the Company (collectively, the "Plaintiff Stockholders"), commenced an action in the Delaware Chancery Court against certain former officers and directors of the Company (collectively, the "Defendants"), seeking to enjoin the Company's then current management and Board of Directors from taking certain contemplated actions.

The Plaintiff Stockholders and the Defendants entered into extensive arms-length negotiations concerning a change in existing management and the resolution of all claims between the parties. As a result of these negotiations, the parties entered into a Stipulation of Settlement ("the Stipulation"). The Stipulation was approved by the Court after due notice was sent to all of the Company's stockholders. The transactions constituting the Stipulation were consummated on September 18, 1996. Pursuant to the Stipulation, all pending claims were dismissed and, among other things: (i) the former executive management of the Company resigned, (ii) all of the directors of the Company other than Dr. Philip Vitale resigned from the Board; (iii) Mr. DeSantis was appointed to the Board and was elected Chairman and Chief Executive Officer; and, (iv) the Company's AutoLend IAP, Inc. subsidiary was sold to an affiliate of the departing management (see note 6 to the consolidated financial statements). As a result, the entire management and employee staff of the Company was changed and significantly reduced, and the Company's offices were moved from Miami Beach, Florida, to Albuquerque, New Mexico. See "Legal Proceedings" and "Certain Relationships and Related Party Transactions."


Exchange Offer

In September 1991, the Company issued $55.0 million in principal amount of its 9.5% Convertible Subordinated Debentures due 1997 (the "Debentures") in a private placement offering to European investors. During fiscal years 1995 and 1996, the Company prepaid without penalty $32.9 million in principal amount of Debentures, at a cost of approximately $17.8 million, leaving the outstanding principal amount of Debentures at $22.1 million at March 31, 1997. All outstanding Debentures are due to be paid in their entirety on September 19, 1997.

Following the substantial losses incurred in the consumer used-car finance business, the decision by prior management to terminate that business, the Company's deterioration to a position of negative net worth and, finally, the change in management, the Company's viability as a going concern became dependent upon the restructuring of its obligations and asset base (and ultimately, a return to profitability). The new management and Board desired to return the Company to profitability through engaging in new businesses. However, since the entire utilization of the Company's assets would have been insufficient to repay the outstanding Debentures when they became due, an alternative resolution was sought which would be mutually acceptable to the Company and the Debenture holders.

Consequently, on October 22, 1996, the Company initiated an exchange offer
(the "Offer")
to exchange shares of its Common Stock and 14% Cumulative Convertible
Preferred Stock for any or all of its outstanding Debentures tendered in the Offer, on the basis of 200 shares of Common Stock and eight shares of Preferred Stock for each $1,000 principal amount of Debentures exchanged, including accrued interest thereon. On April 8, 1997, at the expiration of the Offer as extended by the Company, the Company accepted for exchange an aggregate of approximately $7.2 million in principal amount of Debentures which had been tendered in the Offer, and issued an aggregate of approximately 1.4 million shares of Common Stock and approximately 58,000 shares of Preferred Stock. Since the expiration of the Offer, the Company has repurchased Debentures for approximately $5.7 million in cash, at a discount from face value. Notwithstanding the Offer and subsequent Debenture purchases, the Company's assets remain insufficient to repay the remaining outstanding Debentures when they become due.


Involuntary Bankruptcy Petition

On November 1, 1996, four holders of the Company's Debentures filed a petition against the Company in the United States Bankruptcy Court for the District of New Mexico alleging that the Company was not paying its debts as they became due. The Company filed an answer to the involuntary petition denying that it was a proper subject of a bankruptcy proceeding.

During the pendency of the involuntary proceeding, the Bankruptcy Court granted the petitioning creditors' motion to enjoin the Company from acquiring a controlling interest in International Thoroughbred Breeders, Inc. ("ITB"), an American Stock Exchange traded company which owns and operates Garden State Park and Freehold Raceway in New Jersey and which owns the former El Rancho Casino property in Las Vegas, Nevada. The Company initially had entered into negotiations in October 1996 to directly purchase an approximately 25% equity interest in ITB in a private sale from ITB's former Chairman, Robert E. Brennan; however, due to the involuntary petition in bankruptcy, the Company was prevented from consummating the purchase. As a result, Nunzio DeSantis and Anthony Coelho, two of the Company's board members, formed NPD, Inc. to purchase the ITB shares. NPD had agreed to grant the Company an option to purchase the ITB shares for the price NPD was paying for the ITB shares, in consideration of the Company making a loan to NPD to finance a portion of the purchase price which would be due to Brennan at closing. As a result of the Bankruptcy Court's injunction, however, the Company was also prevented from making a loan and was, therefore, denied the option to acquire the ITB shares. NPD nonetheless proceeded to take control of ITB without the Company's participation. The Board of Directors of the Company and NPD ultimately reached an agreement in June 1997 for the Company to purchase an option from NPD to acquire the ITB shares. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

In March, 1997 the petitioning creditors accepted an offer from an unaffiliated third party to purchase their Debentures. In connection with the repurchase, the Bankruptcy Court granted a joint motion of the Company and the petitioning creditors, and the involuntary bankruptcy petition was dismissed against the Company, effective April 7, 1997.

Following the dismissal of the involuntary bankruptcy petition, the Company has again been directing its efforts toward seeking a viable acquisition opportunity in the gaming or entertainment business. The Company also has been continuing to collect loan receivables from its consumer finance business and to service policies in its viatical business.


Employees

As of March 31, 1997, the Company and its subsidiaries had four full-time employees. The Company believes its relations with its employees are good.


ITEM 2.  PROPERTIES.

Effective September 18, 1996, the Company relocated its principal executive offices from Miami Beach, Florida to a 2,000 square foot office in Albuquerque, New Mexico under a twelve-month lease which is currently on a month-to-month basis. The Company pays monthly rent of approximately $1,975.

The Company also leases approximately 17,000 square feet of office space in Miami Beach, Florida, effective May 1994, under a six-year noncancelable lease. In February 1996, the Company moved out of these premises. As of March 31, 1997, forty and one-half months of the lease remained at a cost of $341,250 per year. The Company is currently subleasing part of the space on a short-term basis and is seeking a party to sublease or assume its obligations under the lease; any such sublease or assumption is likely to be at a loss to the Company, given that current local real estate rental rates are lower than that prescribed by the lease. A lease loss accrual of $516,000 was provided during fiscal 1997, and at March 31, 1997, $435,326 of the accrual remained.


ITEM 3.  LEGAL PROCEEDINGS.

On December 26, 1995, Nunzio P. DeSantis, Courtlandt G. Miller and Vincent Villanueva, stockholders of the Company (collectively, the "Plaintiff Stockholders"), commenced an action (the "Derivative Suit") in the Delaware Court of Chancery for New Castle County (the "Court") against certain former officers and directors of the Company (collectively, the "Defendants"), and the Company as nominal defendant, seeking, among other things, to temporarily, preliminarily and, if necessary, permanently enjoin the Company's management and Board of Directors from taking certain contemplated actions, including selling one of its subsidiaries to Steve Simon, the former President of the Company ("Simon"), and continuing the repurchase of the Company's 9.5% Convertible Subordinated Debentures (the "Debentures") due 1997, until a special meeting of the Company's stockholders could be held. The Plaintiff Stockholders also sought damages to the extent the Defendants proceeded with any of these actions before injunctive relief could be obtained and for any breaches of fiduciary duty, gross mismanagement and/or gross negligence that may have occurred.

The Defendants denied all claims of wrongdoing and soon after the Plaintiff Stockholders commenced the Derivative Suit, the Plaintiff Stockholders and the Defendants entered into extensive arms-length negotiations concerning a change in existing management, the composition of the Board pending the next annual meeting of stockholders of the Company, and the resolution of all claims between the parties. As a result of these negotiations, the parties entered into a Stipulation of Settlement on May 3, 1996 (the "Stipulation"). The Stipulation was approved by the Court on July 16, 1996 after due notice was sent to all of the Company's stockholders and notwithstanding the objection of one stockholder of the Company. The order became final and unappealable on August 16, 1996 and the transactions pursuant to the Stipulation closed on September 18, 1996. Pursuant to the Stipulation, all pending claims, including those alleged in the Derivative Suit, were dismissed and, among the things: (i) the former executive management of the Company resigned; (ii) all of the directors of the Company other than Dr. Philip Vitale resigned from the Board; (iii) Mr. DeSantis was appointed to the Board and was elected Chairman and Chief Executive Officer;
(iv) IAP was sold to an entity formed by Simon in consideration for the payment to the Company of approximately $6.0 million in cash in settlement of all intercompany receivables and for the issuance to the Company of cumulative preferred stock, with a face amount of $1.0 million, in the newly formed entity which acquired IAP; and (v) Simon and Helen Porter, the Company's then executive vice president, were paid amounts due under their employment agreements, entered into consulting agreements with the Company and were issued stock options in lieu of other stock options which they had agreed to forfeit.

On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits (Living Benefits, a New Mexico corporation, v. Autolend Group, Inc., a Delaware corporation, formerly known as CAPX Corporation, and LB NM, Inc., a Delaware corporation; Cause No. CIV 96 0993 SC). The complaint alleges that the Company is obligated to the plaintiff for an amount in excess of $1,657,914, together with interest at the rate of 8.75% from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the plaintiff and the Company dated March 14, 1992. The plaintiff is also seeking punitive damages for bad faith in an undisclosed amount as well as attorney's fees. The Company has admitted that it is obligated to the plaintiff in the amount of $656,542 pursuant to an agreement which had been entered into between the Company and the plaintiff in June 1995 and which the Company alleges had since been breached by the plaintiff. On June 11, 1997, an Offer of Judgement was made to the plaintiff in the amount of $656,600 together with costs accrued as of that date. The Company will vigorously defend against any action which seeks to extend its liability to the plaintiff beyond its admitted obligation.

On March 25, 1997 the United States Bankruptcy Court for the District of
New Mexico entered a final order dismissing the Involuntary Chapter 11 case (No. 11-96-14835 MA Involuntary), effective April 7, 1997. See "Business-Involuntary Bankruptcy Petition."


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     Part II


Item 5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock currently trades under the symbol "AUTL" in the over-the-counter market on the Electronic Bulletin Board. Until May 21, 1996, the Common Stock and Warrants were quoted on the Nasdaq Smallcap Market under the symbol "CARS" and "CARSW", respectively. On that date the Common Stock and Warrants were delisted from the Nasdaq Smallcap Market due to the Company's failure to meet minimum net equity eligibility criteria for continued listing. The Common Stock was also listed on the Boston Stock Exchange under the symbol "OTO" until August 20, 1996.

The following table sets forth for the periods indicated the range of high and low bid prices for the Common Stock and Warrants as reported by Nasdaq (until May 21, 1996), the Boston Stock Exchange (from May 22, 1996 until August 20,
1996), and the Electronic Bulletin Board (thereafter). The prices reflect inter-dealer prices without mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                              Common Stock        Class A Warrants (1)
                                           -----------------      --------------------
                                           High          Low      High            Low
                                           ----          ---      -----           ---
Fiscal Year Ended March 31, 1996:

Quarter ended June 30, 1995              $ 2 3/8      $ 1 3/8     $  3/8         $ 5/32
Quarter ended September 30, 1995           2 5/8       1 9/16      19/32           3/16
Quarter ended December 31, 1995           2 1/16          7/8      19/32            1/8
Quarter ended March 31, 1996               1 3/8          7/8       7/16           3/16

Fiscal Year Ending March 31, 1997:

Quarter ended June 30, 1996              $ 1 3/8      $  1/2      $   -- (2)     $   --(2)
Quarter ended September 30, 1996          1 3/16         9/16         -- (2)         --(2)
Quarter ended December 31, 1996            15/16         5/16        .01            .01
Quarter ended March 31, 1997               11/16         5/32        .01            .01

(1) Each Class A Warrant entitles the registered holder thereof to purchase one share of Common Stock and one Class B Warrant through July 30, 1997 at an exercise price of $4.00 subject to adjustment. Each Class B Warrant entitles the registered holder thereof to purchase one share of Common Stock from the date of issuance through July 30, 1997 at an exercise price of $7.00 subject to adjustment.

(2)  There were no reported trades in the Class A Warrants during these periods.

As of July 9, 1997 the last reported sale price for the Common Stock was $.1875 based upon a June 19, 1997 trade on the Electronic Bulletin Board, At July 9, 1997 there were 6,079,530 shares of Common Stock outstanding, and there were 77 holders of record.

The Company has not paid any dividends on its Common Stock. The Company presently intends to retain any earnings to finance growth and, therefore, does not anticipate paying dividends on the Common Stock in the foreseeable future. Moreover, the Company presently anticipates that dividends on the Preferred Stock, all of which were issued in the Exchange Offer for Debentures, will be payable other than in cash.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company for the fiscal years ended March 31, 1997, 1996, 1995, 1994 and 1993 has been derived from the audited consolidated financial statements and should be read in conjunction with such consolidated financial statements and the notes thereto. The Company was engaged in the viatical settlements business from April 1991 to September 1994. In May 1994, it commenced its Installment Contracts (consumer car loans) business and in December 1995, ceased to purchase installment contracts. The Inventory Assistance Program was started in March 1995 and was sold pursuant to the Stipulation in September 1996. Accordingly, results of operations are not indicative of future operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                        Fiscal Year Ended March 31
                                                                  ---------------------------------------
                                                                  In Thousands (except earnings per share)
                                                          1997         1996         1995         1994       1993
                                                          ----         ----         ----         ----       ----

Statement of Operations Data:

Finance charges on installment contracts              $  1,671     $  7,808      $ 2,719      $    --       $    --
Net revenue from matured insurance policies                404          542        6,678        6,509         4,079

Operating earnings/(loss)including
      loan loss provisions                            $ (7,402)    $(10,404)     $ 1,190      $ 3,404       $ 2,070
Net interest income/ (expense)                          (1,816)      (2,687)      (4,531)      (4,317)       (2,440)
Write off of assets and accrual of expenses
    related to the consumer loan and
    viatical businesses                                 (2,109)          --           --           --            --

Tax offset to loss                                          86        4,936           --           --            --
Net earnings/(loss) before discontinued operations,
    extraordinary item and cumulative effect
    of change in accounting principle                 $(11,702)    $ (8,181)     $(4,962)      $ (946)      $   116

Extraordinary item-net gain on
     early extinguishment of debt                           --        7,307        2,030           --            --

Discontinued operations:

                                                          1997         1996         1995         1994       1993
                                                          ----         ----         ----         ----       ----

     Earnings/(loss) from operations of discontinued
       subsidiary                                        (153)          (48)         (68)          --            --
     Gain on sale of subsidiary                           320            --           --           --            --

Cumulative effect of change in
    accounting principle                                   --           176           --           --            --

Net Earnings/(Loss)                                  $(11,535)      $  (745)     $(3,000)     $  (946)      $   116
                                                     =========      ========     ========     ========      =======


Net  earnings (loss) per share before
     taxes, extraordinary item, discontinued
     operations, and cumulative effect of
     change in accounting principle                  $  (2.54)      $ (2.83)     $ (1.07)     $ (0.02)      $  0.02
Tax offset to loss                                         --          1.07           --           --            --
Extraordinary item-net gain on
     early extinguishment of debt                          --          1.58         0.44           --            --
Net earnings/ (loss) per share                       $  (2.49)      $ (0.16)     $ (0.65)     $ (0.02)      $  0.06
                                                     =========      ========     ========     ========      =======


Balance Sheet Data:

         Total Assets                                $ 16,276       $24,485      $55,002      $61,382       $63,439
         Total Liabilities                             28,128        24,802       54,574       58,672        58,550
         Total Stockholder's Equity                   (11,852)         (317)         428        2,710         4,889


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Although the Company was organized in May 1989, it did not commence its viatical settlements business until April 1991 when it acquired certain assets of Living Benefits, Inc. ("LBI") and covenants not to compete from the former owners of LBI. In April 1993, the Company acquired certain operating assets of American Life Resources Corporation ("ALRC"), which was also engaged in the viatical settlements business. ALRC retained the Policies it had purchased prior to January 14, 1993. Goodwill and intangibles related to these acquisitions were amortized over the remaining life of the viatical portfolio, extending through the fiscal year ended March 31, 1996, at which time they were fully amortized.

The Company commenced purchasing Installment Contracts Receivable in May 1994 and ceased making such purchases in December 1995. The Company commenced its Inventory Assistance Program ("IAP") in March 1995. Under the terms of the Stipulation (see "Business-Change in Management"), IAP was sold by the Company effective September 18, 1996. Accordingly, for the fiscal years ended March 31, 1997 and 1996, net assets of IAP are included in the Financial

Statements as "Net assets of discontinued operations," and IAP net operating losses are included as "Discontinued operations--loss from operations of discontinued subsidiary," net of applicable income tax. IAP's revenues consist of a non-refundable administrative fee received on the date of each loan, and interest revenue collected and recognized during the time the loan is outstanding. For the fiscal years ended March 31, 1997 and 1996, administrative fees and interest revenues totaled $ 0.8 million and $ 0.4 million, respectively.

Since the sale of IAP, the Company has been engaged in no active business other than the collection of amounts due under the outstanding Installment Contract Receivables and the collection of proceeds from the Policies. The Company's management currently is engaged in identifying potential acquisition opportunities which are expected to be principally within the gaming and entertainment industries.


Results of Operations

Fiscal year ended March 31, 1997 compared to fiscal year ended March 31, 1996

Revenues on the consumer loan portfolio from Installment Contracts Receivable (consumer used-car loans) were $1.7 million for the fiscal year ended March 31, 1997, which represented a $6.1 million decrease compared to the $7.8 million realized for the fiscal year ended March 31, 1996. This decrease resulted from the reduced size of the Company's loan portfolio; the Company ceased purchasing consumer loans in December 1995. The principal repayment portion of the loans is not reflected in gross revenues.

Net viatical revenues were $ 0.4 million for the year ended March 31, 1997, which represented a $ 0.1 million decrease compared to the $ 0.5 million realized for the fiscal year ended March 31, 1996. Net viatical revenues are determined by subtracting the policy cost from the relevant face value after a policy "matures" (becomes payable by the insurance company). The decrease in viatical revenues resulted from the reduced size of the Company's viatical policy portfolio. The Company generally ceased to purchase such policies after September 1994 and, in May and July 1995, sold the majority of the Company's portfolio to Viaticus, Inc. for $17.5 million (which represented a total of 225 policies). Future net revenues from the remaining portfolio of approximately nineteen policies will be irregular, depending upon the timing of mortality of the insured. During the year ended March 31, 1997, the aggregate book value of the policies had been written-down by $0.9 million, to estimated current fair market value. The Company's management presently intends to realize cash from these policies in the next twelve to eighteen months.

General and administrative expenses for the fiscal year ended March 31, 1997 were $5.9 million, compared to $9.9 million expended in the prior year. The decrease of $4.0 million resulted from the effect of the Company's downsizing in December 1995, and the additional downsizing in September 1996 following the change in management. The cost of collecting the consumer car portfolio is included in general and administrative expenses; this effort has been subcontracted out since January 1996. Provision for credit losses in connection with the portfolio of installment contracts receivable were $3.6 million for the year ended March 31, 1997, which represents a decrease of $5.2 million compared to the $8.8 million provided for the year ended March 31, 1996. The decrease was primarily the result of the shrinking size of the total portfolio.

During the year ended March 31, 1997, the Company's operating loss was $7.4 million, compared to an operating loss of $10.4 million during the year ended March 31, 1996. The decrease in operating loss was primarily attributable to the developments described above, including the combined reduction of general and administrative expense and credit loss provisions by $9.3 million, while total net revenues declined by $6.2 million, yielding a net improvement of $3.0 million.

The net loss for the year ended March 31, 1997 was $11.5 million or $2.49 per share. The net loss for the year ended March 31, 1996 was $ 0.7 million, or $
0.16 per share. The change in net loss was attributable primarily to the $12.2 million non-recurring gain on early extinguishment of debt. These offsets to operating losses were not available in the year ended March 31, 1997.


Fiscal year ended March 31, 1996 compared to fiscal year ended March 31, 1995

Revenues from Installment Contracts Receivable (consumer used-car loans) were $7.8 million for the fiscal year ended March 31, 1996, which represents a $5.1 million increase compared to the $2.7 million realized for the fiscal year ended March 31, 1995. This increase resulted from the increased size of the Company's portfolio of Installment Contracts Receivable for the fiscal year ended March 31, 1996.

Net viatical revenues were $ 0.5 million, reflecting the maturity of 12 Policies for the year ended March 31, 1996, as compared with $6.7 million, reflecting the maturity of 195 Policies during the fiscal year ended March 31, 1995. The result is a $6.2 million decrease in net viatical revenues for the year ended March 31, 1996. The decrease in policy maturities and net viatical revenues resulted from the Company's decision not to purchase new Policies after September 1994, and the sale in May and July 1995 of a total of 225 policies for approximately $17.5 million to Viaticus, Inc.

General and administrative expenses were $ 9.9 million during the year end March 31, 1996, an increase of $ 3.3 million during the year ended March 31, 1996, from the $6.6 million incurred during the year ended March 31, 1995. This increase resulted primarily from approximately $1.9 million in increased costs due to the expanded activity of the Company's Installment Contracts Receivable business during the first three quarters of the year, $ 0.4 million in legal and professional fees, $ 0.2 million in severance pay resulting from the Company's downsizing during the third quarter of 1996, and $ 0.2 million in costs incurred in 1993 and 1994 relating to the Company's offering of securities and its 1995 organization of an Australian joint venture. As a result of the Company's downsizing during the third quarter of 1996, salary expense was approximately $
0.2 million during the three months ended March 31, 1996 as compared with approximately $ 0.9 million during the three months ended September 30, 1995.

Provision for credit losses in connection with the portfolio of installment contracts receivable were $8.8 million for the year ended March 31, 1996, which represents an increase of $7.3 million compared to the $1.5 million provided for the year ended March 31, 1995. The $7.3 million increase in credit loss provision resulted both from the increased size of the portfolio and the rapid deterioration of the portfolio, which led to the decision to cease purchasing such loan contracts.

During the year ended March 31, 1996, the Company's operating loss was $10.4 million, as compared to operating income of $1.2 million during the year ended March 31, 1995. The decrease in operating income was primarily attributable to the $7.3 million increase in the credit loss provision combined with a $3.3 million increase in general and administration expenses and a $1.0 million decrease in net revenues.

The net loss for the year ended March 31, 1996 was $0.7 million or $.16 per share. The net loss for the year ended March 31, 1995 was $3.0 million or $.65 per share. The change in net loss was attributable primarily to the deterioration in operating income offset by the $7.3 million gain on early extinguishment of debt and the $4.9 million benefit from income taxes during the year ended March 31, 1996.


Liquidity and Capital Resources

The Company's immediate viability as a going concern is dependent upon the restructuring of its obligations, and ultimately, a return to profitability. At March 31, 1997, the Company had cash and cash equivalents of $12.4 million, which represents a significant increase for the year. The Company believes it has sufficient funds to finance currently contemplated operations for a short period of time, but would require additional funds to finance the complete repayment of the Debentures which remain outstanding following the Offer.

There was positive cash flow from operations of $3.0 million for the fiscal year ended March 31, 1997. These cash flows were primarily derived from the administration and ongoing liquidation and payout of the Installment Contracts Receivable portfolio of consumer car loans. Cash flows from operations for the fiscal year ended March 31, 1996 were $8.7 million, which included $17.8 million from the sale of a substantial portion of the viatical portfolio. Consequently, the net operating effect excluding this infusion of cash from the sale of the portfolio was a deficit of approximately $9.1 million. The relative improvement in the present period against this deficit is primarily due to the cessation of further use of the Company's funds for investment in both the consumer car loan portfolio and the IAP dealer loan portfolio.

The Company's portfolio of Installment Contracts Receivable at March 31, 1997 was $2.9 million (excluding such contracts with respect to which there has been a repossession of underlying collateral, a charge-off, or the establishment of a reserve), and consisted of approximately 900 active used car loans. The Company commenced its purchases of these contracts in May 1994 and ceased purchases in December 1995.

The Company's portfolio of unmatured viatical insurance policies totaled 19 at March 31, 1997, having a combined face value of $2.0 million and a net book value of $ 0.5 million. The Company generally ceased purchasing new policies in September 1994.

Cash flows from investing activities for the fiscal year ended March 31, 1997 were a positive $6.2 million, which was due primarily to the consummation of the transactions constituting the Stipulation, including the disposition of IAP. This resulted in the conversion of the IAP dealer loan receivables portfolio of approximately $5.9 million into cash without any loan losses. For the fiscal year ended March 31, 1996, cash flows from investing activities were positive as securities held for resale (i.e., cash invested for higher yields) of $9.0 million were converted into immediately available cash.

There were no cash flows from financing activities during the fiscal year ended March 31, 1997, as compared with a cash flow deficit from financing activities of $15.8 million for the fiscal year ended March 31, 1996. This resulted from the use during fiscal year 1996 of the Company's cash for the early extinguishment of certain of the Company's Debentures.

In summary, the Company increased its cash and cash equivalents by $9.2 million during the year ended March 31, 1997, to a total of $12.4 million. This increase was largely due to the sale of IAP (and the resulting full conversion of the IAP receivables to cash), and was also influenced by the collections on the consumer car loan portfolio (which collections were offset to a degree by operating expenses). In comparison, for the fiscal year ended March 31, 1996, there was a $1.9 million increase in cash and cash equivalents, to a total of $3.2 million. This increase was primarily generated by the sale of the viatical portfolio for $17.8 million, which was offset by the usage of $15.8 million in the Debenture repurchase.

The Company's primary source of capital has been sales of equity and debt securities, including the Company's initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prior year Debenture prepayments without penalty, the outstanding principal balance of Debentures was $22.1 million at March 31, 1997. No additional amounts were prepaid during the fiscal year ended March 31, 1997. Annual interest payments were made in accordance with the terms of the Indenture in September 1992, 1993, 1994 and 1995, but the September 1996 payments were not paid due to the Offer. See Item 1 above (Business; Exchange Offer) and Note 3 to Financial Statements (Convertible Subordinate Debentures).

As a result of the involuntary bankruptcy proceeding against the Company, the Company was prevented from purchasing from Robert Brennan ("Brennan") an approximately 25% equity interest in International Thoroughbred Breeders, Inc. ("ITB"). Consequently, NPD, Inc. ("NPD"), a newly formed company owned by Nunzio
P. DeSantis and Anthony Coelho, the Chairman and Chief Executive Officer and a Director, respectively, of the Company, purchased the ITB shares in lieu of the Company. NPD concurrently granted the Company an option to purchase the ITB shares. In consideration of the option, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan at closing and further agreed that, following the dismissal of the involuntary bankruptcy petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan for the ITB shares, and deposit $2.0 million into a cash collateral escrow account to secure its guarantee obligation.

The Bankruptcy Court enjoined the proposed loan by the Company to NPD, and, as a result, the option was not granted to the Company. Nonetheless, following the dismissal of the involuntary bankruptcy petition, in accordance with the agreement, the Company executed and delivered its guarantee as aforesaid and deposited the required $2.0 million in the cash collateral escrow account. In June 1997, in order to reinstate the Company to the position it would have been as the purchaser of the ITB shares, the Company's Board of Directors approved an agreement in principle with NPD pursuant to which the Company could purchase from NPD, for a purchase price of $2.5 million ($200,000 in cash and a note for $2.3 million), an option to acquire 100% of the ITB shares owned by NPD. If the option is exercised, the Company will purchase the ITB shares for the same cash portion of the purchase price NPD paid for the ITB shares and by assuming the $5.8 million promissory note issued by NPD to Brennan at the closing for the remainder of the purchase price for the ITB shares.

In addition, the Company is making a loan to NPD for $3.0 million secured by the ITB shares, subject to a prior lien on the ITB shares granted to Brennan. NPD will use the loan proceeds to repay an earlier loan made to NPD by an unaffiliated third party, which repayment will terminate the third party's prior option to purchase the ITB shares which had been granted when it made the loan.

The option granted to the Company is subject to an option which has been granted by NPD to Mr. DeSantis to purchase 50% of the ITB shares from NPD which, if exercised by Mr. DeSantis, would nonetheless permit the Company to acquire the remaining 50% of the ITB shares. Upon exercise of the option by Company, its guarantee would terminate and the $2.0 million cash collateral would be released to the Company. Furthermore, each of the Company's and Mr. DeSantis' option is subject to an option which was granted by NPD to Robert Green at the closing of the ITB share purchase to purchase 50% of the ITB shares. In the event either the Green or DeSantis options are exercised then the $2.3 million note held by NPD in partial payment of the option will be reduced proportionately by the percentage of the ITB shares remaining subject to the option.

At March 31, 1997, the Company had cash on hand of $12.4 million. Subsequently, the Company paid $5.7 million to buy back Debentures at a discount from face value. Had these transactions occurred as of March 31, 1997, the cash balance would have been reduced to $6.7 million. Notwithstanding these purchases and the Exchange Offer (see Item 1 above), the Company's assets remain insufficient to repay the presently outstanding Debentures when they come due in September 1997. There can be no assurance that the

Company will be able to successfully resolve its liquidity issue.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The responses to this Item are submitted in a separate section of this Annual Report on Form 10- K. See Index to Consolidated Financial Statements on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 5, 1996, the Company informed the accounting firm of Deloitte & Touche LLP ("Deloitte") that the Company would not retain it to audit the Company's financial statements for the fiscal year ending March 31, 1997. Deloitte had been the Company's principal accountants since the fiscal year ended March 31, 1995. The Company has had no significant disagreements with its former principal accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company's decision not to continue to retain Deloitte was not based on the expectation that any disagreement would arise for the current fiscal year. The decision not to retain Deloitte was made in connection with the change in management of the Company, and the resulting change in location of its corporate headquarters to Albuquerque, New Mexico, where Deloitte does not maintain an office.

On November 5, 1996, the Company engaged the accounting firm of KPMG Peat Marwick LLP ("Peat Marwick") as its principal accountants for the fiscal year ending March 31, 1997. Prior to the Company's engagement of Deloitte, the Company had engaged Peat Marwick as its principal accountants in connection with the audit of the Company's financial statements beginning with the fiscal year ended March 31, 1990 through the fiscal year ended March 31, 1994.

                                    Part III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information regarding the Company's directors and executive officers. Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

                                                        Year First
         Name                       Age              Elected Director                   Position
         ----                       ---              ----------------                   --------

 Nunzio P. DeSantis                 46                    1993                  Chairman of the Board,
                                                                                President, Chief Executive
                                                                                Officer and Director


Anthony Coelho                      55                    1996                  Director

Philip J. Vitale, M.D.              51                    1992                  Director

E. Gerald Riesenbach                59                    1996                  Director; Secretary

Vincent Villanueva                  54                    1996                  Director

Jeffrey Ovington                    45                    N/A                   Executive Vice President;
                                                                                Treasurer

Nunzio P. DeSantis has been President, Chief Executive Officer and Chairman of the Board of the Company since September 1996. Mr. DeSantis previously served as Chief Executive Officer and Chairman of the Board of Directors from the Company's inception in 1991 until his resignation from these positions in September 1993 and May 1994, respectively. Mr. DeSantis has also served as Chief Executive Officer and a director of International Thoroughbred Breeders, Inc. ("ITB") since January 1997. Mr. DeSantis also is President and Chairman of the Board of NPD, Inc., a private company which owns a controlling interest in ITB. Prior to September 1995 and for more than five years, Mr. DeSantis was Chairman of the Board and Chief Executive Officer of Diagnostek, Inc.

Anthony Coelho is Chairman and Chief Executive Officer of ETC, w/tci, the Washington based education, training, and communication subsidiary of Tele-Communications, Inc. (TCI). Since January 1997, Mr. Coelho has also served as Chairman of the Board of ITB. From 1989 to 1995, Mr. Coelho served as a Managing Director of the New York investment banking firm Wertheim Schroeder & Co., Inc., and from 1990 to 1995 he also served as President and Chief Executive Officer of Wertheim Schroeder Investment Services, Inc. Mr. Coelho also serves as a director of ICF Kaiser International, Inc., Service Corporation International, Tankology Environmental, Inc., Tele-Communications, Inc, International Thoroughbred Breeders, Inc. and Cyberonics, Inc. In addition, Mr. Coelho serves on Fleishman-Hillard, Inc.'s Advisory Board. Mr. Coelho is a former U.S. Representative from California and Majority Whip of the U.S. House of Representatives.

E. Gerald Riesenbach is a partner in the Philadelphia based law firm of Cozen and O'Connor, general counsel to the Company. Prior to February 1995 and for more than five years, he was a partner with the law firm of Wolf, Block, Schorr and Solis-Cohen.

Vincent Villanueva currently is a business consultant. From 1991 to September 1995, he was V.P. Corp./Public Affairs of Diagnostek, Inc.

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

Jeffrey Ovington has been Executive Vice President of the Company since September 1996. From May 1993 to July 1995 he served in various capacities, including as Executive Vice President with Diagnostek, Inc. a leading pharmacy benefit manager, acquired by Value Health, Inc. For 14 years prior thereto, he served in various capacities with Martin Marietta Corp., General Electric Company, and ITT.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth information concerning the compensation paid for fiscal year 1997 and the fiscal years ended March 31, 1996 and March 31, 1995 to those persons who served as Chief Executive Officer during fiscal year 1997. Other than those persons identified as Chief Executive Officer, no other executive officer of the Company who served as an executive officer of the Company at the end of fiscal year 1997 received compensation for the fiscal year ended March 31, 1997 which exceeded $100,000.

                                                                                 Long Term
                                               Annual Compensation              Compensation
                                                         Other Annual           SAR        # of        All Other
Name and Principal Position         Year    Salary ($)   Compensation (1)      Awards    Options     Compensation($)
---------------------------         ----    ----------  -----------------      ------    -------     ---------------

Steve Simon                         1997    $604,366 (3)      --                --     400,000(4)         --
   Chairman of the Board            1996     174,996          --                --     300,000(4)         --
   & Chief   Executive Officer (2)  1995     185,396          --                --     125,000(4)         --

Nunzio P. DeSantis                  1997     422,000          --                --         --             --
  Chairman of the Board
  & Chief Executive Officer (5)



(1) The aggregate amount of perquisites and other personal benefits paid to the named individuals did not exceed the lesser of 10% of such officer's total annual salary and bonus for such fiscal years and $50,000.

(2) Mr. Simon resigned as Chairman of the Board and Chief Executive Officer on September 18, 1996 as part of the transactions constituting the Stipulation. See "Business - Change in Management."

(3) Includes $270,410 representing the remaining balance under his employment contract which was paid in a lump sum, and $210,000 in consulting agreement payments also paid in a lump sum, as part of the Stipulation.

(4) As part of the transactions constituting the Stipulation, Mr. Simon was granted options to purchase 400,000 shares of Common Stock and forfeited all options previously granted to him, including those granted in fiscal years 1996 and 1995. See "Business - Change in Management."

(5) Mr. DeSantis was appointed Chairman of the Board and Chief Executive Officer on September 18, 1996 as part of the transactions constituting the Stipulation. See "Business - Change in Management."


Options Granted in the Last Fiscal Year

The following table sets forth information concerning stock option grants made during fiscal 1997 to the persons named in the Summary Compensation Table above. Also in accordance with the SEC rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5% and 10% from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustrative purposes only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance



                               % of Total                                     Potential Realizable Value at
                                 Options                                      Assumed Annual Rate of Stock
                    # of       Granted to                                        Appreciation for Option
                   Options    Employees in     Exercise Price  Expiration               Term (2)
Name               Granted     Fiscal Year      per Share(1)      Date               5%         10%
----               -------     -----------      ------------      ----               --------------

Steve Simon      400,000(3)        76%              $2.65          (4)               $  0     $   0

Nunzio P.
DeSantis             --            --                --            --                  --       --


--------------
(1) Options were granted with an exercise price equal to or greater than the market price of the stock at the date of grant.

(2) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and therefore are not intended to forecast possible future appreciation of the stock price. The potential realizable value calculation on the basis of the current market price demonstrates that the exercise price will exceed the market price for the foreseeable future.

(3)  Represents options granted in connection with the Stipulation. See
     "Business."

(4) The options expire on the thirty-first day following the tenth consecutive trading day that the Market Price (as defined in the option agreement) of the Company's Common Stock equals or exceeds $6.00 per share, subject to an extension of the option term if the Common Stock is then not registered under the Securities Act of 1933, as amended.


Fiscal Year-End Option Values - 1997

The following table provides information concerning fiscal year-end values of unexercised options held by the persons named in the Summary Compensation Table above. No options were exercised by such persons during fiscal year 1997.

                         Shares                              Number of Unexercised      Value of Unexercised In-the
                       Acquired on          Value             Options at Year End            Money  Options (1)
    Name                Exercise          Realized($)       Exercisable/Unexercisable     Exercisable/Unexercisable
    ----                --------          -----------       -------------------------     -------------------------
Steve Simon                 --               --                     400,000/0                       $0/0

Nunzio P. DeSantis          --               --                        0/0                          $0/0

---------------
(1) At March 31, 1997, the option exercise price exceeded the market price of the Common Stock.



Compensation of Directors

Directors who are not employees of the Company received immediately exercisable options to purchase 125,000 common shares of the Company's Common Stock.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's outstanding Common Stock, each current director and all current directors and executive officers of the Company as a group as of July 3, 1997, on which date the Company had outstanding 6,079,530 shares of Common Stock, excluding treasury shares.


                                               Amount and
Name and Address                                Nature of
of Beneficial Owner                             Beneficial       Percent of
or Identity of Group                           Ownership(1)     Class Owned
--------------------                           ------------     -----------

Nunzio P. DeSantis                             2,533,900 (2)       31.4%
215 Central Ave., NW, Suite 3-B
Albuquerque, NM  87107

Banque Paribas                                   660,000           10.9%
Paris, France

Allen & Company Incorporated                     541,924 (3)        8.2%
Allen Holding, Inc.
711 Fifth Avenue
New York, NY  10022

Steve Simon                                      463,750 (4)        7.2%
930 Washington Avenue
Miami Beach, FL 33139

Philip J. Vitale, M.D.                           300,700 (5)        4.7%
Lovelace Journal Ctr.
5150 Journal Center Blvd.
Albuquerque, NM  87109


Vincent Villanueva                               240,000 (6)        3.8%
842 Stover, SW
Albuquerque, NM  87102

E. Gerald Riesenbach, Esquire                    125,000 (7)        2.0%
1900 Market Street, 3rd Floor
Philadelphia, PA  19103

Anthony Coelho                                   125,000 (7)        2.0%
700 14th St., NW, 5th Fl
Washington, DC  20005

All current directors and executive officers
  as a group (5 persons)                       3,424,600 (8)      38.5%


(1) Unless otherwise indicated below, the named person is deemed to have sole voting and dispositive power with respect to the shares set forth opposite such person's name.

(2) Includes 2,000,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 51,600 shares owned by the Diagnostek Charitable Foundation, for which Mr. DeSantis serves as Voting Trustee, with respect to which Mr. DeSantis has disclaimed beneficial ownership. Does not include 63,750 shares of Common Stock beneficially owned by Mr. Simon and Ms. Porter which are subject to a Voting Trust under the terms of the Stipulation and for which Mr. DeSantis serves as Voting Trustee.

(3) Includes 495,498 shares issuable upon exercise of Unit Purchase Options and of Class A and Class B Warrants issuable upon exercise of Unit Purchase Options and the Class A and Class B Warrants included therein.

(4) Includes 400,000 shares issuable upon exercise of options exercisable within 60 days. Includes 63,750 shares which are subject to a Voting Trust, for which Mr. DeSantis serves as Voting Trustee.

(5) Includes 7,500 shares held by Dr. Vitale jointly with his wife. Includes 285,000 shares issuable upon exercise of options exercisable within 60 days.

(6) Includes 175,000 shares issuable upon exercise of options exercisable within 60 days.

(7) Represents shares issuable upon exercise of options exercisable within 60 days.

(8) Includes 2,810,000 shares issuable upon exercise of options exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 18, 1996, the transactions constituting the Stipulation were consummated. These transactions included, among other things, the sale of IAP by the Company to a newly formed affiliate of Simon and Helen Porter, a former executive officer of the Company, for consideration including (i) payment to the Company of approximately $6.0 million, which primarily represents the Company's full book value of short term dealer auction finance loans outstanding, (ii) the issuance to the Company by IAP of Preferred Stock with a face amount of $1 million and a cumulative preferred dividend of 11%, with dividend payments beginning 26 months following issuance, and redemption rights beginning 36 months from issuance at face amount plus accrued interest; (iii) the deposit by IAP of $250,000 into escrow in support of the redemption rights; and (iv) the representation and warranty by IAP that it had no less than $2 million of common equity, and $5 million in subordinated debt financing as of the closing.

In addition, IAP purchased from the Company certain fixed assets for $175,000, representing the book value of those assets recorded on the financial statements of the Company. Some of the licenses, trade names, trademarks and software of the Company used by IAP for its business were also assigned to IAP, with IAP granting the Company a license of limited duration for the continued use of certain of such licenses, trade names, trademarks and software necessary to the Company's business.

In addition, as part of the Stipulation, the Company granted Mr. Simon and Ms. Porter options to purchase 400,000 shares of common stock and 125,000 shares of common stock, respectively, at an exercise price of $2.65 per share. The options are immediately exercisable and expire on the thirty-first day following the tenth consecutive trading day that the Market Price (as defined in the option agreements) of the Common Stock exceeds $6.00 per share, subject to an extension of the option term if the shares issuable upon exercise of the option are not then registered under the Securities Act of 1933, as amended. Upon the grant of the aforementioned options, all options which had previously been granted to Mr. Simon and Ms. Porter were forfeited to the Company.

Each of Mr. Simon and Ms. Porter also have entered into three year consulting agreements with the Company pursuant to which each is providing assistance to the Company principally in the collection and adjudication of outstanding automobile loan receivables. In consideration for such consulting services, the Company paid each of Mr. Simon and Ms. Porter $210,000 in a lump sum payment.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K.

The following financial statements have been filed with and are included in this Report:

     (a) (1) Financial Statements

               Independent Auditors' Reports

               Consolidated Balance Sheets - March 31, 1997 and 1996

               Consolidated Statements of Operations - Years Ended March 31, 1997, 1996 and 1995

               Consolidated Statements of Stockholders' Equity - Years Ended March 31, 1997, 1996 and 1995

               Consolidated Statements of Cash Flows - Years Ended March 31, 1997, 1996 and 1995

               Notes to Consolidated Financial Statements

     (a) (2) Financial Statement Schedule

               Schedule II -- Valuation and Qualifying Accounts - March 31, 1997, 1996 and 1995

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements (including the notes thereto) included in this Annual report.

     (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the three months ended March 31, 1997.

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

4.1     Form of 9.5% Convertible Subordinated Debentures (2)

4.2     Warrant Agreement (1)

4.3     Unit Purchase Option (1)

4.4     Stock Purchase Warrant granted to Banque Degroof  Luxembourg, S.A. (2)

4.5     Stock Purchase Warrant granted to Till A. Petrocchi (2)

10.1 Re-insurance Agreement between CAP Rx Insurance, Ltd. and Plant Insurance Registrant (1)

10.2    Letter Agreement between CAP Rx, Ltd. and Plant Insurance Registrant
        (1)

10.3 Administrative Agreement between CAP Rx, Ltd. and Parker Risk Management (Bermuda) Ltd. (1)

10.4    1989 Incentive and Non-Statutory Stock Option Plan of the
        Registrant (1)*

10.5    Letter agreement between Westbroke Limited and the Registrant (2)

10.6 Acquisition Agreement among Rob T. Worley, Sr. and Rob T. Worley, Jr., Living Benefits, Inc. and CAP Rx, Ltd. (2)

10.6.1  Addendum to Acquisition Agreement (2)

10.6.2  Second Addendum to Acquisition Agreement

10.7    Employment Agreement between LB NM, Inc. and Rob Worley, Sr. (2)

10.8    Employment Agreement between LB NM, Inc. and Rob T. Worley, Jr. (2)

10.9 Lease Agreement for space at 6100 Seagull Street, N.E., Albuquerque, New Mexico (2)

10.9.1  Addendum to Lease Agreement (2)

10.9.2  Lease Agreement, dated April 15, 1993, for space at 6100 Seagull
        Street

10.9.3 Lease, dated March 17, 1992, between Marbrad, Inc. and American Life Resources Corporation, Steve Simon and Helen Porter (6)

10.10 Asset Purchase Agreement between American Life Resources Group, Inc., American Life Resources Corporation, Steve Simon and Helen Porter (6)

10.13   Noncompetitive Agreement between ALRG and Steve Simon (6)

10.14   Noncompetitive Agreement between ALRG and Helen  Porter (6)

10.15 Guaranty Agreement made by the Registrant for the benefit of ALRC, Steve Simon and Helen Porter (6)

10.16   Viatical settlement forms (8)

10.17 Agreement between the Registrant and the McLeron Group Limited dated December 3, 1993 (9)

10.18 Lease Agreement between Arquitectonica International Corporation and CAPX Corporation dated May 11, 1994 (10)

21      Subsidiaries of the Registrant (10)

28.1 Cooperation and Assistance Agreement between Park Risk Management (Colorado) Inc. and Health Care Services, Inc. (1)

-----------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form F-1 (Registration No. 33-29251) and incorporation herein by reference.

(2) Files as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991 and incorporated herein by reference.

(3) Filed on December 26, 1991 as an exhibit to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(4) Filed on February 18, 1992 as an exhibit to the Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporation herein by reference.

(5) Filed on February 18, 1992 as an exhibit to the Registrant's Post-Effective Amendment No. 4 to Registration Statement on Form F-1 on For S-1 (Registration No. 33-29251) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the Commission on April 21, 1993 and incorporated herein by reference.

(7) Filed on May 12, 1993 as an exhibit to the Registrant's Post-Effective Amendment No.6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-292251) and incorporated herein by reference.

(8) Filed on October 29, 1993 as an exhibit to the Registrant's Post-Effective Amendment No. 6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-292251) and incorporated herein by reference.

(9) Filed on March 7, 1994 as an exhibit to the Registrant's Post-Effective Amendment No. 6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-292251) and incorporated herein by reference.

(10) Filed on June 26, 1994 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.


(11) Filed on June 29, 1995 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994 and incorporated herein by reference.

(12) Filed on July, 15 1996 as an exhibit to the Registrant's Annual Report on Form 10-K of the year ended March 31, 1996 and incorporated herein by reference.

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Report.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS


                                                                           Pages
Annual Financial Statements:

   Independent Auditors' Reports.......................................... F-2

   Consolidated Balance Sheets - March 31, 1997 and 1996...................F-4

   Consolidated Statements of Operations -
         Years Ended March 31, 1997, 1996 and 1995.........................F-5

   Consolidated Statements of Stockholders' Equity (Deficit)-
        Years Ended March 31, 1997, 1996 and 1995..........................F-7

   Consolidated Statements of Cash Flows-
        Years Ended March 31, 1997, 1996 and 1995..........................F-8

   Notes to Consolidated Financial Statements..............................F-9


Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts
        March 31, 1997, 1996 and 1995......................................S-1

AUDITORS REPORT

To the Board of Directors and Stockholders of AutoLend Group, Inc.

We have audited the consolidated balance sheet of AutoLend Group, Inc. and subsidiaries as of March 31, 1997, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying 1997 consolidated financial statements and related financial statements schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters and need to restructure its obligations are also described in Note 4. The 1997 consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                        KPMG Peat Marwick LLP
Albuquerque, New Mexico
May 16, 1997, except for note
14 which is as of July 10, 1997

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

As discussed in Note 1 to the financial statements, although management of the Company has used its best judgment to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the installment contracts receivable portfolio however such amount could differ materially in the near term.

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


/s/ DELOITTE & TOUCHE LLP
------------------------------
DELOITTE & TOUCHE LLP
Miami, Florida
July 15, 1996

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             March 31, 1997 and 1996


                                                                                   1997            1996
                                                                               ------------    ------------
Assets:
Cash and cash equivalents                                                      $ 12,399,932    $  3,168,730
Securities available for sale                                                          --           175,000
Accounts receivable - matured insurance policies                                     48,000       1,405,947

Installment contracts receivable                                               $  2,909,069    $ 13,760,394
Collateral owned-gross                                                              206,529       1,785,743
Allowance for credit losses                                                      (1,068,545)     (3,995,296)
                                                                               ------------    ------------
     Installment contracts receivable-net (note 7)                             $  2,047,053    $ 11,550,841
                                                                               ------------    ------------

Purchased insurance policies, face value of $2,053,530 at March 31, 1997
     and $2,171,198 at March 31, 1996                                          $    513,390    $  1,445,184
Debt issuance costs, less accumulated amortization of $ 3,519,501 at
     March 31, 1997 and $3,276,724 at March 31, 1996                                113,904         356,681
Fixed assets, less accumulated depreciation of  $ 52,023 at
     March 31, 1997 and $397,620 at March 31, 1996                                   67,795       1,013,173
Net assets of discontinued operations                                                  --         4,974,047
Securities of AutoLend IAP, Inc. (note 6)                                           800,000            --
Capitalized consulting contract                                                     140,000            --
Other                                                                               145,926         395,486
                                                                               ------------    ------------
     Total assets                                                              $ 16,276,000    $ 24,485,089
                                                                               ============    ============

Liabilities:
Accounts payable                                                               $    945,610    $    787,036
Accrued liabilities                                                               1,269,933         197,062
Accrued acquisition costs (note 13)                                                 656,542         656,542
Accrued interest expense                                                          3,206,120       1,111,369
Convertible subordinated debentures (note 3 and 14)                              22,050,000      22,050,000
                                                                               ------------    ------------
     Total liabilities                                                         $ 28,128,205    $ 24,802,009
                                                                               ------------    ------------

Stockholders' Equity/(Deficit):
Preferred stock, $.002 par value.  Authorized 5,000,000
     shares: none issued or outstanding (note 14)                              $       --      $       --
Common stock, $.002 par value.  Authorized 40,000,000
     shares; issued 4,634,530 shares at March 31, 1997 and                     $      9,269    $      9,269
     March 31, 1996
Additional paid-in capital                                                        5,946,904       5,946,904
Accumulated deficit                                                             (17,808,378)     (6,273,093)
                                                                               ------------    ------------
     Total stockholders' equity/(deficit)                                      $(11,852,205)   $   (316,920)
                                                                               ------------    ------------

     Total liabilities and stockholders' equity                                $ 16,276,000    $ 24,485,089
                                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years ended March 31, 1997, 1996, and 1995

                                                                1997            1996            1995
                                                                ----            ----            ----
Revenues:
     Finance charges on installment contracts               $  1,670,663    $  7,808,369    $  2,718,905
     Revenues from matured insurance policies                    505,292       1,326,706      19,937,906
                                                            ------------    ------------    ------------
         Gross revenues                                        2,175,955       9,135,075      22,656,811
     Cost of matured insurance policies                          101,285         784,848      13,260,256
                                                            ------------    ------------    ------------
         Total net revenues                                 $  2,074,670    $  8,350,227    $  9,396,555

General and administrative expenses                            5,851,888       9,914,990       6,645,623
Provision for credit losses                                    3,625,078       8,839,461       1,561,062
                                                            ------------    ------------    ------------
     Operating earnings (loss)                              $ (7,402,296)   $(10,404,224)   $  1,189,870
                                                            ------------    ------------    ------------

Other income/(expense):
     Interest income on investments                         $    333,251    $    603,356    $  1,196,095
     Realized gains/(loss) on sale of securities, net            (49,853)          1,137      (1,649,252)
     Other income/(expenses)                                    (212,118)         65,337          28,204
     Interest expense                                         (2,148,914)     (3,289,876)     (5,727,005)
     Write off of fixed assets                                  (667,238)           --              --
     Write down of purchased insurance policies                 (925,300)           --              --
     Lease termination expense                                  (516,000)           --              --
     Write down of AutoLend IAP Inc. securities (Note 6)        (200,000)           --              --
     Net gain (loss) on sale of viatical portfolio                  --          (392,063)           --
     Gain on sale of viatical trademarks                            --           300,000            --
                                                            ------------    ------------    ------------
     Total net other income/(expense)                       $ (4,386,172)   $ (2,712,109)   $ (6,151,958)
                                                            ------------    ------------    ------------

Loss before income taxes, discontinued operations,
     extraordinary item and cumulative effect of
     change in accounting principle                         $(11,788,468)   $(13,116,333)   $ (4,962,088)
     Benefit from income taxes                                    86,082       4,935,676            --
                                                            ------------    ------------    ------------

Loss before discontinued operations,
     extraordinary item and cumulative effect
     of change in accounting principle                      $(11,702,386)   $ (8,180,657)   $ (4,962,088)

Discontinued operations:
     Earnings (loss) from operations of
         discontinued subsidiary, net of income tax
         benefit of $78,805 and $8,716, in 1997 and 1996,
         respectively                                           (152,973)        (47,595)        (67,735)
     Gain on sale of subsidiary net of income tax
         expense of $164,887                                     320,074            --              --

Loss before extraordinary item and cumulative effect
     of change in accounting principle                      $(11,535,285)   $ (8,228,252)   $ (5,029,823)
     Extraordinary item-gain on early extinguishment
         of debt, net of amortization of deferred costs
         of $947,877 and income tax expense of
         $4,847,153 in 1996                                         --         7,306,970       2,030,000
                                                            ------------    ------------    ------------

Loss before cumulative effect of change in
     accounting principle                                   $(11,535,285)   $   (921,282)   $ (2,999,823)
     Cumulative effect of change in accounting
         principle, net of income tax expense of $117,239           --           176,735            --
                                                            ------------    ------------    ------------

Net income/(loss)                                           $(11,535,285)   $   (744,547)   $ (2,999,823)
                                                            ============    ============    ============



           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years ended March 31, 1997, 1996, and 1995


                                                                                     Years Ended March 31,

                                                                           1997              1996             1995
                                                                           ----              ----             ----

Loss before taxes, discontinued operations, extraordinary items,
     and cumulative effect of change in accounting principle            $    (2.54)      $      (2.83)    $   (1.07)

     Benefit from income taxes                                                 0.01              1.06           --
                                                                        -----------      ------------     ------------


Loss per share before discontinued operations,
     extraordinary item and cumulative effect of
     change in accounting principle                                     $    (2.53)       $    (1.77)      $    (1.07)
     Discontinued operations                                                  0.04             (0.01)           (0.02)
                                                                        -----------       -----------      -----------


Loss per share before extraordinary item and
     cumulative effect of change in accounting principle                $    (2.49)       $    (1.78)      $    (1.09)
     Earnings per share on extraordinary item --gain
         on early extinguishment of debt                                        --              1.58              .44
                                                                        -----------       -----------      -----------

Loss per share before cumulative effect of change in
     accounting principle                                               $    (2.49)       $    (0.20)      $    (0.65)
     Earning per share cumulative effect of change in
     accounting principle                                                       --              0.04               --
                                                                        -----------       -----------      -----------

Net loss per common share                                               $    (2.49)       $    (0.16)      $    (0.65)
                                                                        ===========       ===========      ===========



Weighted average number of common and common
     equivalent shares outstanding                                       4,634,530         4,634,530        4,634,530
                                                                        ===========       ===========      ===========






          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                    Years Ended March 31, 1997, 1996 and 1995


                                                                                           Unrealized
                                         Common Stock        Additional                  Gains (Losses)
                                                              Paid-In     Accumulated    on Securities    Treasury
                                       Shares     Amount        Capital       Deficit       for Sale        Stock        Total
                                     ----------  --------   ------------------------------------------    --------     ---------

    Balance at March 31, 1994         4,634,530  $ 9,269    $5,946,904   $ (2,528,723)    $(717,389)      $   --     $  2,710,061

Unrealized gains on securities
    available for sale                                                                      718,059                       718,059

Net Loss                                                                   (2,999,823)                                 (2,999,823)
                                     ----------  -------   -----------     -----------    ----------      --------   -------------

    Balance at March 31, 1995         4,634,530  $ 9,269    $5,946,904   $ (5,528,546)    $     670       $   --     $    428,297

Net Loss                                                                     (744,547)         (670)                     (745,217)
                                     ----------  -------   -----------     -----------    ----------      --------   -------------

    Balance at March 31, 1996         4,634,530  $ 9,269    $5,946,904   $ (6,273,093)    $     --        $   --     $   (316,920)

Net Loss                                                                  (11,535,285)                                (11,535,285)
                                     ----------  -------   -----------    ------------    ----------      --------   -------------

    Balance at March 31, 1997         4,634,530  $ 9,269    $5,946,904   $(17,808,378)    $     --        $   --     $(11,852,205)
                                     ==========  =======   ===========   =============    ==========      ========   =============




          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended March 31, 1997, 1996, and 1995

                                                                        1997            1996            1995
                                                                        ----            ----            ----
Cash flows from operating activities:
     Net earnings (loss)                                           $(11,535,285)   $   (744,547)   $ (2,999,823)
     Adjustments to reconcile net earnings (loss) to net
     cash flows from operating activities:
         Amortization of debt issuance costs                            242,777       2,390,073       1,474,358
         Depreciation expense                                           104,156         259,533         113,499
         Writeoff of fixed assets                                       667,238          36,007            --
         Write down of purchased insurance policies                     925,300            --              --
         Gain on early extinguishment of debt, net of
             amortization                                                  --       (12,154,123)     (2,030,000)
         Write down of AutoLend IAP, Inc. Securities                    200,000            --              --
         Gain on sale of subsidiary, AutoLend IAP, Inc.                (986,961)           --              --
         Gain on sale of assets                                            --          (300,000)           --
         Provision for credit losses                                  3,625,078       8,839,461       1,561,062
         Realized gains(losses) on securities available for sale         49,853          (1,137)      1,649,252
         Change in net assets of discontinued operations             (1,008,078)     (4,858,380)       (115,667)
         Changes in assets and liabilities:
             Accounts receivable-matured insurance policies           1,357,947       3,578,618      (1,547,942)
             Installment contracts receivable                         5,878,710      (6,683,571)    (15,267,793)
             Purchased insurance policies                                 6,494      17,803,351      12,536,593
             Accrued interest receivable                                   --            79,499         170,112
             Other assets                                               107,469       1,301,177      (1,287,320)
             Accounts payable and accrued liabilities                 1,231,445         609,182         150,749
             Accrued interest expense                                 2,094,751      (1,430,673)       (249,383)
                                                                   ------------    ------------    ------------
              Cash provided by operating activities                $  2,960,894    $  8,724,470    $ (5,842,303)
                                                                   ------------    ------------    ------------


Cash flows from investing activities:
     Purchases of securities available for sale                    $       --      $(14,414,871)   $(13,400,903)
     Proceeds from sale of securities available for sale                125,000      23,922,979      22,352,612
     Proceeds from sale of AutoLend IAP, Inc.                         5,963,388            --              --
     Proceeds from sale of fixed assets                                 185,995            --              --
     Purchase of fixed assets                                            (4,075)       (492,799)       (755,125)
                                                                   ------------    ------------    ------------
         Cash provided by investing activities                     $  6,270,308    $  9,015,309    $  8,196,584
                                                                   ------------    ------------    ------------

Cash flow from financing activities:
     Early extinguishment of debt                                  $       --      $(15,848,000)   $ (1,970,000)
                                                                   ------------    ------------    ------------
         Cash used in financing activities                         $       --      $(15,848,000)   $ (1,970,000)
                                                                   ------------    ------------    ------------

Cash and cash equivalents at beginning of period                   $  9,231,202    $  1,891,779    $    384,281
Net increase in cash and cash equivalents                             3,168,730       1,276,951         892,670
                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period                         $ 12,399,932    $  3,168,730    $  1,276,951
                                                                   ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


(1)  Summary of Significant Accounting Policies

(a) Basis of Presentation

The Company's consolidated financial statements include the accounts of AutoLend Group, Inc. and its wholly-owned subsidiaries, AutoLend Corporation, AutoLend IAP, Inc. (through September 18, 1996), LB NM, Inc., and American Life Resources Group, Inc.

The Company maintains a portfolio of Retail Installment Loan Contracts (consumer used-car loans) through its wholly-owned subsidiary, AutoLend Corporation. LB NM, Inc. and American Life Resources Group, Inc. maintain a portfolio of life insurance policies purchased from individuals facing life-threatening illnesses, a business generically referred to as viatical settlements. The Company ceased purchasing consumer used-car loans in December 1995 and life insurance policies in September 1994 and does not at this time intend to recommence such activities.

AutoLend IAP provided short-term (2 to 6 weeks) financing to selected used car dealers for purchases of used automobiles at certain regional auctions throughout the United States. On September 18, 1996, the Company entered into a stock purchase agreement for the sale of AutoLend IAP (see Note 6), and the subsidiary was sold.

Due to the nature of the Company's business, the accompanying consolidated balance sheets have been presented as nonclassified. Significant intercompany accounts and transactions are eliminated.


(b)  Cash and Cash Equivalents

Cash and cash equivalents include debt securities with maturities of 90 days or less at the time of acquisition


(c)  Securities Available for Sale

Securities available for sale are reported at fair value (based on quoted market prices). Realized gains and losses on the sale of securities available for sale are reported in the Consolidated Statements of Operations. For the purpose of determining the amount of realized gains and losses, the Company determines the cost of its investment in securities based on specific identification.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


(d)  Revenue recognition

     Consumer Automobile Financing: Revenues from finance charges on Installment Contracts Receivable are recognized when earned, and are based on the difference between gross cash flow from a Contract and the total amount paid by the Company to acquire said Contract. Loan discounts are recorded as unearned income at the time of initial investment in a loan contract, and such discounts are amortized to income over the remaining life of the loan. Interest charges are computed using the "Rule of 78" interest calculation method. Loan costs are amortized against income as an adjustment of yield.

Accrual of interest income on receivable balances (and thereby, recognition of revenue) is suspended when a loan is delinquent for thirty days or more. Accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time. The Company initially performed in-house substantially all of the functions associated with origination, servicing, and collection of the contracts; however, since January 1996, the Company has utilized an outside contractor to service installment loans.

     Allowance for Credit Losses: An allowance for credit losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the Installment Contracts Receivable portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the Installment Contracts Receivable portfolio, including the nature of the portfolio and specific impaired loans. Allowances for impaired loans are generally determined based on aging, collateral values, or the present value of estimated cash flows. Because of uncertainties associated with general economic conditions, collateral values, and future cash flows on impaired loans, it is possible that management's estimate of credit losses inherent in the Installment Contracts Receivable portfolio, and the resultant allowance, may change materially in the near term.

The allowance for credit losses is established through provisions charged to income and is based on management's evaluation of potential losses after consideration of such factors as current delinquency data, changes in the Installment Contracts Receivable portfolio composition, and other pertinent factors. Charge-offs are recorded against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

There are inherent uncertainties in determining the allowance for credit losses in an established Installment Contracts Receivable portfolio. Additionally, the limited duration of historical experience for this specific portfolio compounds such uncertainties. As a result of such uncertainties, the aggregate losses ultimately incurred by the Company with respect to the

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


Installment Contracts Receivable portfolio may significantly differ from the allowance for credit losses in the accompanying financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses, and believes that the same is reasonable to cover the losses inherent in the Installment Contracts Receivable portfolio at March 31, 1997 and 1996.

     Viatical Settlements: Revenue and cost of revenue is recognized upon the maturity of a policy (death of the insured). Before such maturity (and consequent revenue and cost recognition), Policies are carried as an investment asset. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures paid by the Company in connection with the purchase and maintenance of the Policy. Revenues are accounted for as "Gross Revenues" (i.e., before deduction of acquisition and related costs), and as "Net Revenues" (after deduction of such costs). Net Revenues are combined with revenues from other business operations in calculating the Company's Total (net) Revenues.

The ability to recognize viatical revenue during the period in which a policy matures depends on the Company receiving notification of policy maturity from a representative of the insured, which, in some instances, may not occur until significantly after the death of the insured and after the financial statements have been finalized for the period during which the policy matured. The Company is unable to estimate the face value and cost of policies which may have matured but for which no notification has been received. To the extent policy maturities cannot be recorded in the period the policy matures due to this delay in notification, the revenue and cost related to such maturity is recognized in the statements of operations subsequent to the maturity of the policy.

     IAP Dealer Auction Financing: Revenues from auction financing, consisting of non-refundable administrative fees, were recognized at the time of contract. Interest income on IAP dealer receivables was recorded as unearned income and amortized over the loan period, which does not usually exceed six weeks.


(e)  Debt Issuance Cost Amortization

 Debt issuance costs are amortized over the life of the related debt.


(f)  Income Taxes

The Company calculates income taxes using the asset and liability method prescribed by Financial Accounting Standards Board Statement No. 109 - "Accounting for Income Taxes."

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company, based on the weight of the available evidence, provides an offsetting valuation allowance against deferred tax assets to the extent it determines it is more likely than not that any such deferred tax assets will not be usable.


(g)  Fair Value of Financial Instruments

The Company's financial instruments include securities available for sale, accounts receivable, matured insurance policies, installment contracts receivable, dealer receivables, purchased insurance policies, accounts payable and accrued liabilities, and convertible debentures. The fair value of such financial instruments have been determined using available market information and interest rates as of March 31, 1997.

At March 31, 1997, the fair value of the 9.5% Convertible Subordinated Debentures due 1997 was substantially less than the carrying value of $22,050,000 based on the uncertainty of the Company's ability to continue as a going concern. The Company's management is unable to determine with any precision or certainty what the fair value is at this time; however, the Company has repurchased Debentures at a discount from face value and is currently seeking to further reduce Debenture obligations at a discount. The fair value of all other financial instruments was not materially different than their carrying value.


(h)  Earning per Share

Earnings per common and common equivalent share is computed based on the weighted average number of common shares and, if dilutive, common equivalent shares (options and warrants) outstanding during the period.


(i)  Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(j)  Collateral Owned

Collateral owned consists of repossessed automobiles which are recorded at the lower of the loan amount or the fair value of the vehicle on the date of foreclosure as determined by industry information. Any excess of the loan balance over the estimated fair value of the repossessed vehicle is charged to the allowance for loan losses. Any losses on the sale of the repossessed vehicles are charged to operations.


(2)  Change in Management

In December 1995, Nunzio DeSantis, Courtlandt Miller, and Vincent Villanueva, stockholders of the Company (collectively, the "Plaintiff Stockholders"), commenced an action in the Delaware Chancery Court against certain former officers and directors of the Company (collectively, the "Defendants"), seeking to enjoin the Company's then current management and Board of Directors from taking certain contemplated actions.

The Plaintiff Stockholders and the Defendants entered into extensive arms-length negotiations concerning a change in existing management and the resolution of all claims between the parties. As a result of these negotiations, the parties entered into a Stipulation of Settlement ("the Stipulation"). The Stipulation was approved by the Court after due notice was sent to all of the Company's stockholders. The transactions constituting the Stipulation were consummated on September 18, 1996. Pursuant to the Stipulation, all pending claims were dismissed and, among other things: (i) the former executive management of the Company resigned, received the payment remaining under their respective employment agreements totaling $502,000, and entered into consulting agreements with the Company; (ii) all of the directors of the Company other than Dr. Philip Vitale resigned from the Board; (iii) Mr. DeSantis was appointed to the Board and was elected Chairman and Chief Executive Officer; and, (iv) the Company's AutoLend IAP, Inc. subsidiary was sold to an affiliate of the departing management (see note 6). As a result, the entire management and employee staff of the Company was changed and significantly reduced, and the Company's offices were moved from Miami Beach, Florida, to Albuquerque, New Mexico.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


(3)  Convertible Subordinated Debentures

On September 19, 1991, the Company received net proceeds of $51.4 million from the issuance to European investors of $55.0 millon of its 9.5% Convertible Subordinated Debentures (the "Debentures"). During fiscal year ended March 31, 1996, the Company prepaid without penalty $28.9 million principal at a cost of approximately $15.8 million plus accrued interest, resulting in a gain on early extinguishment of Debentures of $13.1 million. For fiscal year ended March 31, 1995, the Company prepaid without penalty $4.0 million principal at a cost of $2.0 million plus accrued interest and reported a gain on early extinguishment of Debentures of $2.0 million. The outstanding principal balance of Debentures is $22.1 million at March 31, 1997. The Debentures, which mature September 19, 1997, require annual interest payments of 9.5%. At March 31, 1997, accrued interest on the outstanding Debentures was $ 3.2 million. A balance of $ 0.1 million in debt issuance costs from an original total of $ 3.6 million remained to be amortized as of March 31, 1997.

The Debentures, which are subordinated to any current or future senior debt, are convertible by the holders into the Company's common stock at the rate of one common share per $12.25 principal amount. In addition, the Company may require conversion beginning September 19, 1993 if the common stock market price exceeds $15.00 per share for 20 consecutive days. There were no conversions during the years ended March 31, 1997 and 1996.

On October 22, 1996, the Company initiated an Exchange Offer to exchange shares of common and preferred stock for any or all outstanding Debentures, including all accrued interest which may be due. The terms of the Exchange Offer included 200 shares of common stock and 8 shares of preferred stock (with such preferred stock having a stated value of $100 per share) for each $1,000 in face value of Debentures validly tendered for exchange, all in accordance with the terms of, and subject to the conditions of, the Exchange Offer. The Exchange Offer expired on April 8, 1997, and the Company accepted all Debentures tendered thereunder. (See Note 14, Subsequent Events).


(4) Going Concern

The Company's viability as a going concern is dependent upon the restructuring of its obligations, and, ultimately, a return to profitability. During the eighteen months ended December 31, 1995, the Company had incurred operating losses of approximately $9.8 million, prior to which period the Company was not in the consumer automobile financing business. In December 1995, the Company ceased purchasing automobile installment contracts receivable and concurrently downsized its operations significantly, terminating approximately three-quarters of

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


its work force. In the following months ended September 1996, additional operating losses of $ 4.2 million were incurred, primarily due to loan loss provisions associated with the automobile financing portfolio. On September 18, 1996, the Company consummated the settlement of certain stockholder litigation, and entered into various agreements providing for, among other things, the disposition of certain operations, and the replacement of prior management (see
Note 2).

Current management is faced with the immediate need to restructure the Company's obligations. The total outstanding principal amount of the Debentures is due September 19, 1997. Although the Company currently has sufficient liquidity to meet its interest obligations under the Debentures, and other obligations in general, the Company does not presently have such liquidity to repay the entire principal under the outstanding Debentures when it becomes due in September 1997.

On September 19, 1996 the Company was obligated to make an annual interest payment of approximately $2.1 million on the Debentures. The Company's decision not to distribute this payment was due to the commencement of the Exchange Offer. The Exchange Offer expired on April 8, 1997, and the Company accepted all Debentures tendered thereunder, which totaled $7.2 million in face value (see
Note 14).

The Company believes it has sufficient funds to finance its current operations through at least mid-September 1997, but would require additional funds to finance the repayment of the entire face amount of the outstanding Debentures. The Company is currently working on the resolution of this issue, but can not guarantee the outcome at this time.


(5) Involuntary Bankruptcy Petition

Commencing on November 1, 1996, the Company was the subject of a filing of a creditors' petition by four holders of the Company's Debentures alleging that the Company was not generally paying its debts as they became due. The Company filed an answer to the creditors' petition, denying that it was a proper subject of a bankruptcy proceeding. The case was dismissed on March 25, 1997, and the dismissal became effective April 7, 1997. During the pendancy of this action until its resolution, the Company was restricted in its ability to launch any new business activity.


(6)  Discontinued Operation

In connection with the Stipulation (see Note 2), the Company's former subsidiary, AutoLend IAP,

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


Inc., (IAP) was sold, effective September 18, 1996, to an affiliate of departing management. The Company received full, undiscounted payment in cash for all IAP receivables outstanding, and also received cash payment for the book value of equipment and fixtures utilized in the business. In addition, the Company received shares of IAP's preferred stock, with a face value of $1 million bearing interest at 11%. If the face value and accrued interest is not repaid to the Company in full at the end of three years, the Company may convert the preferred stock into common stock equal to 51% of IAP at the date of conversion. At March 31, 1997, management of the Company was negotiating with the new owners of IAP for the early repayment of the preferred stock and, therefore, has recorded a writedown of the investment of $200,000.

As a result of the sale of IAP, the past results of operations of IAP have been treated as a discontinued operation in the accompanying financial statements. No interest expense has been allocated to discontinued operations. Summarized results of IAP included in the accompanying financial statements are as follows:

                                            Fiscal Year ending March 31

                              1997          1996          1995
                              ----          ----          ----

Revenue                    $ 825,706    $ 379,667    $   2,163
Net income (loss)           (152,973)     (47,595)     (67,735)
Income (loss)  per
  common share                 (0.03)       (0.01)       (0.02)


(7) Installment Contracts Receivable

At March 31, 1997 and 1996, Installment Contracts Receivable consisted of the following:

                                                      1997           1996
                                                      ----           ----

    Installment contracts receivable             $  3,828,706    $ 19,247,551
    Unearned finance charges                         (919,637)     (5,487,157)
                                                 ------------    ------------
    Installment contract receivable, net of
      unearned finance charges                   $  2,909,069    $ 13,760,394
    Collateral owned                                  206,529       1,785,743
    Allowance for credit losses                    (1,068,545)     (3,995,296)
                                                 ------------    ------------

Installment contracts receivable, net            $  2,047,053    $11,550,841
                                                 ============    ===========

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


         A summary of the allowance for credit losses is as follows:

         Balance - beginning of period        $ 3,995,296      $ 1,544,000
         Provision for losses                   3,625,078        8,839,461
         Charge offs and adjustments           (6,551,829)      (6,388,165)
                                              -----------      -----------
         Balance - end of period              $ 1,068,545      $ 3,995,296
                                              ===========      ===========



Most of the Company's Installment Contracts Receivable are due from consumers in the Southeast, West and Northeast regions of the United States. To some extent, realization of the receivables will be dependent on local economic conditions. The Company holds vehicle titles as collateral for all contracts receivable until such contracts are paid in full.


(8)  Purchased Insurance Policies

At March 31, 1997, the remaining purchased insurance policies have been written down to fair value based on a review of the individual policies and the estimated market for viatical policies.


(9) Securities Available for Sale

Securities Available for Sale at March 31, 1997 and 1996 are summarized as follows:

                                           1997                    1996
                                  ---------------------   ----------------------
                                    Cost     Fair Value     Cost      Fair Value


Marketable Equity Securities      $    --    $    --      $ 175,000   $ 175,000
                                  ========   ========     =========   =========


                                         Years Ended March 31,
                                         ---------------------
                                   1997          1996           1995
                                   ----          ----           ----

Realized gains                   $   --         $1,137      $   115,621

Realized losses                   (49,853)        --         (1,764,873)
                                 --------       ------      -----------
Net gain/ (loss)                 $(49,853)      $1,137      $(1,649,252)
                                 ========       ======      ===========

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


(10) Income Taxes

A reconciliation of the Company's actual income tax expense/(benefit) to that computed using the U.S. Federal statutory rate of 34% is as follows:

                                                                       Years ended March 31,
                                                                       ---------------------
                                                                  1997         1996         1995
                                                                  ----         ----         ----

Computed "expected" tax expense/(benefit)                   $(3,921,997)   $ (253,146)   $(1,019,940)
Increase (decrease) in income taxes resulting from:

Amortization of goodwill                                        223,225      (401,590)       246,483
Limitation of net operating loss carryforward                 3,698,772       654,736        773,457
                                                            ------------   -----------   -----------
                     Total income tax expense               $       -0-    $      -0-    $       -0-
                                                            ============   ===========   ===========


The tax effects of temporary differences that give rise to deferred tax liabilities at March 31, 1997 and 1996 are presented below:

                                                                 March 31
                                                                 --------
                                                            1997          1996
                                                            ----          ----
Deferred Tax assets:

         Bad debt reserve                              $   167,395    $ 1,743,093
         Capital loss carryover                            203,227        482,445
         Net operating loss                              5,706,454           --
         Valuation reserve on investment
           and insurance policies                          436,391           --
         Other                                                --           11,061
                                                       -----------    -----------
         Subtotal: gross deferred tax assets           $ 6,513,467    $ 2,236,599
                                                       -----------    -----------

Deferred tax liabilities:

         Net basis of fixed assets                     $     6,129    $    60,208
         Other                                              12,446         12,077
                                                       -----------    -----------
         Subtotal: gross deferred tax liabilities      $     8,575    $    72,285
                                                       -----------    -----------

Net deferred tax asset (liability), before valuation
  allowance                                            $ 6,504,892      2,164,314
Valuation allowance for deferred tax assets             (6,504,892)    (2,164,314)
                                                       -----------    -----------
Total net deferred tax asset (liability)               $      -0-     $      -0-
                                                       ===========    ===========

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


At March 31, 1997, the Company had net operating loss carry forwards of approximately $14.7 million, which expire in the year 2012, and capital loss carry forwards of approximately $0.3 million.


(11) Stockholder's Equity

On July 31, 1990, the Company made a public offering of 900,000 units at $10 each, each unit consisting of three common shares and three redeemable Class A warrants. Total proceeds from the sale of these units was $9,000,000, less offering costs of $1,815,591. In addition, the underwriters for the public offering exercised an option to purchase 50,000 units to cover over-allotments. Total proceeds from the sale of these option units was $500,000, less underwriting discounts and commissions of $57,750. The underwriters also received an additional option to purchase 90,000 units at $12 per unit, exercisable over a period of two years commencing July 31, 1993; this additional option expired unexercised.

Each Class A warrant entitles the registered holder to purchase one common share and one redeemable Class B warrant at an exercise price of $4.00 through July 30, 1997. Each Class B warrant entitles the registered holder to purchase one common share at $7.00 from the date of issuance through their expiration date. Each class of warrants is currently set to expire on July 30, 1997. The Class A and Class B warrants are subject to redemption at $0.05 per warrant on 30 days prior written notice provided the closing bid price of the common shares exceeds $5.50 and $9.70 per share, respectively, for 30 consecutive business days ending within 15 days of the date of notice of redemption. During the year ended March 31, 1993, 151,500 Class A warrants and 44,500 Class B warrants were exercised. A total of 1,000 Class A warrants were exercised during the year ended March 31, 1992. In addition, the Company repurchased 142,000 Class A warrants at a total cost of $227,355. At March 31, 1997, there were 2,555,500 Class A warrants and 108,000 Class B warrants outstanding.

In connection with the Company's issuance of Debentures (Note 3), the Company granted to the distribution agent a warrant to purchase 269,388 shares of common stock exercisable at $12.25 per share through September 18, 1996, which expired unexercised. The Company has also granted warrants to individuals to purchase 25,000 common shares at $3.00 per share through March 11, 2001 and 20,000 common shares at $12.25 through September 18, 2001.

The Company has a stock option plan under which both incentive and non-qualified stock options may be granted for the purchase of up to 4,500,000 shares of common stock. For options granted as incentive stock options under the plan, the exercise price must be at least equal to the fair market value on the date of the grant. The exercise price for non-qualified options may be less than fair market value. The options expire at various time ranging from five to ten years.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


The options are summarized as follows:

                                                  1997                               1996                     1995
                                       ------------------------------  ----------------------------  --------------------------
                                                     Weighted-Average               Weighted-Averag             Weighted-Average
                                          Shares      Exercise Price      Shares     Exercise Price   Shares     Exercise Price
                                          ------      --------------      ------     --------------   ------     --------------

Outstanding at beginning of year         1,865,000       $  2.77        1,370,000       $3.22           620,000      $4.40
Granted                                    525,000          2.65          495,000        1.54           750,000       2.24
Forfeited                               (1,290,000)         2.98               --          --                --         --
                                       -----------                     ----------                     ---------
Outstanding at end of year               1,100,000          2.47        1,865,000        2.77         1,370,000       3.22

Options exercisable at year end            820,000                        911,667                       640,000

Management has determined that the fair value of the options granted in 1997 is nominal.

The following table summarizes information about the options outstanding at March 31, 1997:

                                           Options Outstanding                     Options Exercisable
                                           -------------------                     -------------------
                             Number          Weighted-Average                            Number
                           Outstanding          Remaining         Weighted-Average     Exercisable      Weighted-Average
       Exercise Price   at March 31, 1997    Contractual Life      Exercise Price   at March 31, 1997    Exercise Price
       --------------   -----------------    ----------------     ---------------   -----------------    --------------

           $1.50-2.50        445,000             8 1/2 yrs             $1.86              215,000             $1.86
                 2.65        525,000                -- (1)              2.65              525,000              2.65
           3.00-4.625        105,000             7                      3.31               55,000              3.60
                 6.00         25,000             5 1/2                  6.00               25,000              6.00
                           ---------                                                      -------
            1.50-6.00      1,100,000             8                      2.47              820,000              2.61

-----------------
(1) These options expire on the thirty-first day following the tenth consecutive trading day that the Market Price (as defined in the option agreement) of the Company's Common Stock equals or exceeds $6.00 per share, subject to an extension of the option term if the Common Stock is then not registered under the Securities Act of 1933, as amended.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


(12)  Sale of Certain Assets

On May 8, 1995 and July 18, 1995, American Life Resources Group ("ALRG") and LB NM, Inc. ("LBNM") entered into agreements with Viaticus, Inc. ("Viaticus"), a subsidiary of the CNA Insurance Companies, under which ALRG and LBNM agreed to assign to Viaticus certain viatical insurance policies. Under the terms of the agreements, upon receipt by Viaticus of satisfactory acknowledgement by the insurer, payment of a predetermined amount for each policy would be remitted to the Company. During fiscal year ended March 31, 1996, approximately $17.5 million was received as payment for policies with completed assignments to Viaticus. There are no outstanding amounts receivable under the agreements at March 31, 1997.


(13) Commitments and Contingencies

The Company leases its office space and certain equipment under operating leases that expire at various times over the next four years.

On September 18, 1996, the Company moved its corporate offices to Albuquerque, New Mexico from Miami Beach, Florida. The Company leases approximately 2,000 square feet of office space in Albuquerque on a month to month basis at an annual cost of $23,700. At the time of this move, the Company was able to convey a noncancelable lease for over 3,000 square feet in Miami which carried a base rent of $35,700.

The Company also leases approximately 17,000 square feet of office space in Miami Beach, Florida, effective May 1994, under a six-year noncancelable lease. In February 1996, the Company moved-out of these premises. As of March 31, 1997, forty and one half months of the lease remained at a cost of $341,250 per year, plus escalation. The Company is currently subleasing part of the space on a short term basis and is seeking a party to sublease or assume its obligations under the lease; any such sublease or assumption is likely to be at a loss to the Company, given that current local real estate rental rates are lower than that prescribed by the lease. During 1997, a lease loss accrual of $516,000 has been provided. At March 31, 1997, $435,326 of the accrual remains.

Rent expense for operating leases was $178,702, $306,335 and $224,574 for the years ended March 31, 1997, and 1996 and 1995 respectively. Future estimated lease payments for noncancelable operating leases with initial or remaining lease term in excess of one year as of March 31, 1997 are:

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


Year ending March 31,

         1998                                $  342,950
         1999                                   341,250
         2000                                   341,250
         2001                                   127,973
                                             ----------
Total estimated contractual lease payments   $1,153,423
                                             ==========

Effective April 1, 1991, the Company acquired certain equipment, covenants not to compete, and the future operations of Living Benefits, Inc. ("LBI"). The acquisition agreement provides for the payment of contingent consideration based on a share of the profits of LBI's business. No contingent consideration payment was required for the year ended March 31, 1992. At March 31, 1993, the Company accrued $549,258 as contingent consideration for fiscal year 1993, which was paid on July 19, 1993. The Company and the principals of LBI are disputing the remaining amounts of consideration due based on differences in interpretation of certain computational items set forth in the acquisition agreement. The Company has accrued an amount based on its interpretation of the agreement and intends to negotiate a settlement of the dispute. On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits (Living Benefits, a New Mexico corporation, v. Autolend Group, Inc., a Delaware corporation, formerly known as CAPX Corporation, and LB NM, Inc., a Delaware corporation; Cause No. CIV 96 0993 SC). The complaint alleges that the Company is obligated to the plaintiff for an amount in excess of $1,657,914, together with interest at the rate of 8.75% from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the plaintiff and the Company dated March 14, 1992. The plaintiff is also seeking punitive damages for bad faith in an undisclosed amount as well as attorney's fees. The Company has admitted that it is obligated to the plaintiff in the amount of $656,542 pursuant to an agreement which had been entered into between the Company and the plaintiff in June 1995 and which the Company alleges had since been breached by the plaintiff. On June 11, 1997, an Offer of Judgement was made to the plaintiff in the amount of $656,600 together with costs accrued as of that date. The Company will vigorously defend against any action which seeks to extend its liability to the plaintiff beyond its admitted obligation. However, the Company is currently unable to predict with certainty the final resolution of this matter.

The Company is also a party to legal proceedings and claims which arise during the ordinary course of business.

(14)  Subsequent Events

On April 8, 1997, the Company closed the Exchange Offer (note 3) and issued approximately 1.4 million shares of the Company's common stock and approximately 58,000 shares of the Company's newly created 14% cumulative convertible preferred stock in exchange for

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          March 31, 1997, 1996 and 1995


approximately $7.2 million of face value of the Debentures. Each share of the convertible preferred stock has a stated value of $100 and a par value of $.002. As a result of the Exchange Offer, the Company will record in the quarter ending June 30, 1997 a charge to operations of approximately $6 million and an equal offsetting increase to additional paid-in capital. In addition, accrued interest on the convertible debentures, totaling approximately $1.0 million at March 31, 1997, will be cancelled. The exchange would have resulted in a net increase to stockholders' equity of approximately $8.2 million had the transaction occurred on March 31, 1997.

Subsequent to March 31, 1997, the Company repurchased Debentures for approximately $5.7 million in cash at a discount from face value. Had these transactions occurred as of March 31, 1997, the Company's cash balance would have been reduced to approximately $6.7 million.

Notwithstanding the Exchange Offer and the Debenture repurchases, the Company's assets remain insufficient to repay the remaining outstanding Debentures when they become due.

As a result of the involuntary bankruptcy proceeding against the Company, the Company was prevented from purchasing from Robert Brennan ("Brennan") an approximately 25% equity interest in International Thoroughbred Breeders, Inc. ("ITB"). Consequently, NPD, Inc. ("NPD"), a newly formed company owned by Nunzio
P. DeSantis and Anthony Coelho, the Chairman and Chief Executive Officer and a Director, respectively, of the Company, purchased the ITB shares in lieu of the Company. NPD concurrently granted the Company an option to purchase the ITB shares. In consideration of the option, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan at closing and further agreed that, following the dismissal of the involuntary bankruptcy petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan for the ITB shares, and deposit $2.0 million into a cash collateral escrow account to secure its guarantee obligation.

The Bankruptcy Court enjoined the proposed loan by the Company to NPD, and, as a result, the option was not granted to the Company. Nonetheless, following the dismissal of the involuntary bankruptcy petition, in accordance with the agreement, the Company executed and delivered its guarantee as aforesaid and deposited the required $2.0 million in the cash collateral escrow account. In June 1997, in order to reinstate the Company to the position it would have been as the purchaser of the ITB shares, the Company's Board of Directors approved an agreement in principle with NPD pursuant to which the Company could purchase from NPD, for a purchase price of $2.5 million ($200,000 in cash and a note for $2.3 million), an option to acquire 100% of the ITB shares owned by NPD. If the option is exercised, the Company will purchase the ITB shares for the same cash portion of the purchase price NPD paid for the ITB shares and by assuming the $5.8 million promissory note issued by NPD to Brennan at the closing for the remainder of the purchase price for the ITB shares.

In addition, the Company is making a loan to NPD for $3.0 million secured by the ITB shares, subject to a prior lien on the ITB shares granted to Brennan. NPD will use the loan proceeds to repay an earlier loan made to NPD by an unaffiliated third party, which repayment will terminate the third party's prior option to purchase the ITB shares which had been granted when it made the loan.

The option granted to the Company is subject to an option which has been granted by NPD to Mr. DeSantis to purchase 50% of the ITB shares from NPD which, if exercised by Mr. DeSantis, would nonetheless permit the Company to acquire the remaining 50% of the ITB shares. Upon exercise of the option by Company, its guarantee would terminate and the $2.0 million cash collateral would be released to the Company. Furthermore, each of the Company's and Mr. DeSantis' option is subject to an option which was granted by NPD to Robert Green at the closing of the ITB share purchase to purchase 50% of the ITB shares. In the event either the Green or DeSantis options are exercised then the $2.3 million note held by NPD in partial payment of the option will be reduced proportionately by the percentage of the ITB shares remaining subject to the option.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          AUTOLEND GROUP, INC.


Date:  July 10, 1997                      By: /s/  Nunzio P. DeSantis
                                              -----------------------
                                                   Nunzio P. Desantis
                                                   Chairman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                    DATE
---------                             -----                                    ----

/s/ Nunzio P. DeSantis                Chairman of the Board,                   July 10, 1997
-----------------------------         Chief Executive Officer
Nunzio P. DeSantis                    (principal executive officer)


/s/ Jeffrey Ovington                  Executive Vice President                 July 10, 1997
-----------------------------         (principal accounting and
Jeffrey Ovington                      financial officer)


/s/ Gerald Riesenbach, Esq.           Secretary, and Director                  July 10, 1997
-----------------------------
Gerald Riesenbach

/s/ Philip J. Vitale, M.D.            Director                                 July 10, 1997
-----------------------------
Philip J. Vitale, M.D.

/s/ Anthony Coelho                    Director                                 July 10, 1997
-----------------------------
Anthony Coelho

/s/ Vincent Villanueva                Director                                 July 10, 1997
-----------------------------
Vincent Villanueva

                                                                   Schedule II

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
                          March 31, 1997, 1996 and 1995

                                                           Balance at       Charged to        Amount on
                                                            Beginning       Costs and          Balance
Description                                                of Period         Expenses           Sheet
-----------

Year ended March 31, 1997
  Intangible Assets - accumulated amortization            $  600,000               --        $  600,000
  Goodwill-accumulated amortization                        2,708,278               --         2,708,278
  Debt issuance costs - accumulated amortization           3,276,724          242,777         3,519,501

Year ended March 31, 1996
  Intangible assets - accumulated amortization            $  293,949       $  306,051        $  600,000
  Goodwill - accumulated amortization                      1,128,413        1,579,865         2,708,278
  Debt issuance costs - accumulated amortization           1,824,690        1,452,034         3,276,724

Year ended March 31, 1995
  Intangible assets - accumulated amortization            $  120,000       $  173,949        $  293,949
  Goodwill - accumulated amortization                        431,957          696,456         1,128,413
  Debt issuance costs - accumulated amortization           1,220,737          603,953         1,824,690