Form 10-K/A
period 1997-03-31
AUTOLEND GROUP INC
filed 1997-08-01
CIK 851697

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)

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


================================================================================

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K, is hereby amended and restated in its entirety as follows:



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

23.1    Consent of KPMG Peat Marwick LLP

23.2    Consent of Deloitte & Touche LLP

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

                                          AUTOLEND GROUP, INC.


Date:  August 1, 1997                     By: /s/ Jeffrey Ovington
                                              -----------------------
                                                  Jeffrey Ovington
                                                  Executive Vice President

                                 EXHIBIT INDEX


     The following exhibits are being filed with this Annual Report on Form 10-K/A:


     23.1      Consent of KPMG Peat Marwick LLP

     23.2      Consent of Deloitte & Touche LLP