Form 10-Q
period 1997-06-30
AUTOLEND GROUP INC
filed 1997-08-19
CIK 851697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to _____________

                         Commission file number 1-10569

                              AutoLend Group, Inc.
                              --------------------
             (Exact name of registrant as specified in the charter)

                   Delaware                            22-3137244
        ----------------------------               -------------------
        (State or other jurisdiction                  (IRS Employer
      of incorporation or organization)            Identification No.)

              600 Central SW, Third Floor, Albuquerque, New Mexico 87102
              ----------------------------------------------------------
               (Address of principal executive offices) (ZipCode)

                                 (505) 247-9429
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

 Common stock, $.002 par value                         6,079,530 shares
 -----------------------------                      -----------------------
             Class                              Outstanding at August 14, 1997


================================================================================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES



                                                 INDEX

PART I  FINANCIAL INFORMATION                                                                    Pages
                                                                                                 -----
Item 1. Financial Statements

     Consolidated Balance Sheets as of June 30, 1997 and March 31, 1997........................      3

     Consolidated Statements of Operations for the three month periods
        ended June 30, 1997 and 1996...........................................................      4

     Consolidated Statements of Cash Flows for the three month periods ended
        June 30, 1997 and 1996.................................................................      5

     Notes to Consolidated Financial Statements................................................    6-8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................................   9-11


PART II OTHER INFORMATION......................................................................  12-13

SIGNATURES.....................................................................................     14

Item 1.  Financial Statements


                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                  June 30,        March 31,
                                                                    1997            1997
                                                                ------------    ------------
                                                                 (unaudited)
Assets:
   Cash and cash equivalents                                    $  9,185,161    $ 12,399,932
   Escrow account                                                  2,000,000            --
   Accounts receivable -- matured insurance policies                  48,000          48,000

   Installment contracts receivable                             $  1,979,987    $  2,909,069
        Collateral owned-gross                                        84,200         206,529
        Allowance for credit losses                                 (785,240)     (1,068,545)
                                                                ------------    ------------
        Installment contracts receivable-net                    $  1,278,947    $  2,047,053
                                                                ------------    ------------
   Purchased insurance policies at cost; face value of
        $2,053,530 at June 30, 1997 and at March 31, 1997       $    513,390    $    513,390

   Debt issuance costs, less accumulated amortization of
        $3,556,858 at June 30, 1997 and $3,519,501 at
        March 31, 1997                                                35,332         113,904
   Fixed assets, less accumulated depreciation of  $58,099 at
        June 30, 1997 and $52,023 at March 31, 1997                   61,719          67,795
   Securities in IAP                                                 800,000         800,000
   Consulting agreement                                              104,999         140,000
   Other                                                             115,130         145,926
                                                                ------------    ------------
        Total assets                                            $ 14,142,678    $ 16,276,000
                                                                ============    ============

Liabilities:
   Accounts payable                                             $     62,096    $    945,610
   Accrued liabilities                                             1,031,486       1,269,933
   Accrued acquisition costs                                         656,542         656,542
   Accrued interest expense                                        2,262,482       3,206,120
   Convertible debentures                                         13,375,000      22,050,000
                                                                ------------    ------------
        Total liabilities                                       $ 17,387,606    $ 28,128,205
                                                                ------------    ------------

Stockholders' Equity (Deficit)
   Preferred stock, $.002 par value.  Authorized 5,000,000
        shares: 58,000 issued and outstanding                   $        116    $       --
   Common stock, $.002 par value.  Authorized 40,000,000
        shares; issued 6,079,530 shares at June 30, 1997 and
        4,634,530 at March 31, 1997                                   12,158           9,269
   Additional paid-in capital                                     20,459,946       5,946,904
   Accumulated deficit                                           (23,717,148)    (17,808,378)
                                                                ------------    ------------
        Total stockholders' equity/(deficit)                      (3,244,928)    (11,852,205)
                                                                ------------    ------------
        Total liabilities and stockholders' equity              $ 14,142,678    $ 16,276,000
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)


                                                 Three Month Period Ended
                                                         June 30,
                                                    1997           1996
                                                    ----           ----
Revenues:
     Finance charges on installment contracts   $   216,613    $   616,639
     Revenues from matured insurance policies          --             --
                                                -----------    -----------
         Gross revenues                             216,613        616,639
     Cost of matured insurance policies                --             --
                                                -----------    -----------
         Total net revenues                     $   216,613    $   616,639

General and administrative expenses                 548,264      1,625,995
Provision for credit losses                            --        1,921,292
                                                -----------    -----------
Operating earnings (loss)                       $  (331,651)   $(2,930,648)
                                                -----------    -----------

Other income/(expense):
     Interest income on investments             $   117,133    $    22,223
     Other income/(expense)                            --          126,424
Interest expense                                   (364,449)      (537,229)
Write off fixed assets                                 --         (568,649)
Loss on debenture conversion (Note 4)            (6,261,051)          --
                                                -----------    -----------
     Total net other income/(expense)           $(6,508,367)   $  (937,230)
                                                -----------    -----------

Loss before discontinued operations
     and extraordinary items                    $(6,840,018)   $(3,887,878)
     Earnings (loss) from operations of
     discontinued subsidiary                           --           69,725
                                                -----------    -----------
Loss before extraordinary items                 $(6,840,018)   $(3,818,153)
Extraordinary items:
         Gain on early extinguishment of debt       931,248           --
                                                -----------    -----------
Net income/(loss)                               $(5,908,770)   $(3,818,153)
                                                ===========    ===========

Loss per share before discontinued operations
     and extraordinary items                    $     (1.16)   $     (0.84)
     Earnings/(loss) from operations of
     discontinued subsidiary                           --             0.02
                                                -----------    -----------
Loss before extraordinary items                 $     (1.16)   $     (0.82)
Extraordinary items:
         Gain on early extinguishment of debt          0.16           --
                                                -----------    -----------
Net income/(loss) per share                     $     (1.00)   $     (0.82)
                                                ===========    ===========

Weighted average number of common
       shares outstanding                         5,928,761      4,634,530
                                                ===========    ===========


           See accompanying notes to consolidated financial statements

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                  Three Month Periods Ended
                                                                          June 30,
                                                                    1997           1996
                                                                ------------    ------------
Cash Flows from operating activities:
    Net earnings (loss)                                         $ (5,908,770)   $ (3,818,153)
    Adjustments to reconcile net earnings (loss) to net cash
    flows from operating activities:
        Amortization of debt issuance costs                           37,357          60,694
        Depreciation expense                                           6,075          72,206
        Writeoff of fixed assets                                        --           568,649
        Gain on early extinguishment of debt, net of
            amortization                                            (931,248)           --
        Loss on debenture conversion, net of amortization          6,261,052            --
        Provision for credit losses                                     --         1,921,292
    Changes in assets and liabilities:
            Accounts receivable -- matured insurance policies           --         1,257,845
            Installment contracts receivable                         768,106       1,768,143
            Purchased insurance policies                                --           (17,399)
            Accrued interest receivable                                 --            (5,535)
            Other receivables -- sale of viatical portfolio             --        (1,259,972)
            Other assets                                              65,797          69,996
            Accounts payable and accrued liabilities              (1,121,961)        106,750
            Accrued interest expense                                 350,900         523,688
                                                                ------------    ------------
               Cash provided (used) by operating activities     $   (472,692)   $  1,394,446
                                                                ------------    ------------
Cash flows from investing activities:
    Purchase of fixed assets                                    $       --      $     (1,777)
    Funding of Escrow                                             (2,000,000)           --
                                                                ------------    ------------
        Cash used by investing activities                       $ (2,000,000)   $     (1,777)
                                                                ------------    ------------
Cash flow from financing activities:
    Early extinguishment of debt                                $   (742,079)           --
                                                                ------------    ------------
        Cash used in financing activities                       $   (742,079)   $       --
                                                                ------------    ------------

Net increase(decrease) in cash and cash equivalents             $ (3,214,771)   $  1,392,669
Cash and cash equivalents at beginning of period                  12,399,932       3,168,730
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $  9,185,161    $  4,561,399
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of AutoLend Group, Inc. and subsidiaries (the "Company") for the three month periods ended June 30, 1997 and 1996. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


(2) Going Concern

Management is faced with the need to complete the restructuring of the Company's obligations. The total principal amount of the Company's outstanding 9.5% Convertible Subordinated Debentures (the "Debentures") is due September 19, 1997. Although the Company currently has sufficient liquidity to meet its obligations in general, the Company does not presently have sufficient liquidity to repay the entire principal of the outstanding Debentures when it becomes due. The Company is currently working on the resolution of this issue, but can not guarantee the outcome at this time. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.


(3) Involuntary Bankruptcy Petition Dismissed

On November 1, 1996, four holders of the Company's Debentures filed an involuntary petition against the Company in the United States Bankruptcy Court for the District of New Mexico, alleging that the Company was not generally paying its debts as they became due. The Company filed an answer to the creditors' petition, denying that it was a proper subject of a bankruptcy proceeding. The case was dismissed on March 25, 1997, and the dismissal became effective April 7, 1997. During the pendency of this action until its resolution, the Company was restricted in its ability to actively pursue any new business activity.

(4) Convertible Subordinated Debentures: Exchange Offer Closed

On April 8, 1997, the Company's offer to exchange common stock and preferred stock for its outstanding Debentures (the "Exchange Offer") expired, and the Company thereby issued 1.4 million shares of its common stock and 58,000 shares of its newly created 14% cumulative convertible preferred stock, in exchange for $7.2 million of face value of the Debentures. As a result of the Exchange Offer, the Company recorded in the quarter ended June 30, 1997 a charge of $6.3 million and an equal offsetting increase to additional paid-in capital. In addition, accrued interest on the Debentures, totaling $1.1 million, has been cancelled. The Exchange Offer resulted in a net increase to stockholders' equity of $8.3 million.


(5) ITB Option

As a result of the involuntary bankruptcy proceeding against the Company (see
Note 3), the Company was prevented from purchasing from Robert Brennan ("Brennan") an approximately 25% equity interest in International Thoroughbred Breeders, Inc. ("ITB"). Consequently, NPD, Inc. ("NPD"), a newly formed company owned by Nunzio P. DeSantis and Anthony Coelho, the Chairman and Chief Executive Officer and a Director, respectively, of the Company, purchased the ITB shares in lieu of the Company. NPD concurrently granted the Company an option to purchase the ITB shares from NPD at the same price NPD had agreed to pay for the ITB shares. In consideration of the option, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan at closing and further agreed that, following the dismissal of the involuntary bankruptcy petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan for the ITB shares, and to effect this, would deposit $2.0 million into a cash collateral escrow account to secure its guarantee obligation.

The Bankruptcy Court enjoined the proposed loan by the Company to NPD, and, as a result, the option was not granted to the Company. Nonetheless, following the dismissal of the involuntary bankruptcy petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid and deposited the required $2.0 million in the cash collateral escrow account.

In June 1997, in order to reinstate the Company to the position it would have been in as the purchaser of the ITB shares, the Company's Board of Directors approved an agreement in principle with NPD, pursuant to which the Company could purchase from NPD, for a purchase price of $2.5 million ($200,000 in cash and a note for $2.3 million), an option to acquire 100% of the ITB shares owned by NPD. If the option is exercised, the Company will purchase the ITB shares for the same cash portion of the purchase price NPD paid for the ITB shares and by assuming the $5.8 million promissory note issued by NPD to Brennan at the closing for the remainder of the purchase price for the ITB shares. A portion of the option exercise price would be paid through the Company's cancellation of the $3.0 million loan to NPD discussed below.

The option to be granted to the Company is subject to an option which has also been granted by NPD to Mr. DeSantis to purchase 50% of the ITB shares from NPD which, if exercised by Mr. DeSantis, would nonetheless permit the Company to acquire the remaining 50% of the ITB shares. Furthermore, each of the Company's and Mr. DeSantis' option is subject to an option which was granted by NPD to Robert Green at the closing of the ITB share purchase to purchase 50% of the ITB shares. In the event either the Green or DeSantis options are exercised, then the $2.3 million note held by NPD in partial payment of the option will be reduced proportionately by the percentage of the ITB shares remaining subject to the option.

On July 10, 1997, the Company loaned $3.0 million to NPD. The loan accrues interest at the rate of 10% per annum, and is payable in full, together with all accrued interest, on July 9, 1999. The loan is secured by a pledge by NPD of the shares of common stock of ITB owned by it, subject to a prior lien and pledge of the ITB shares held by Brennan as security for NPD's obligation to pay the balance of the purchase price due for the ITB shares. NPD used the proceeds of the loan to repay an earlier loan made by an unaffiliated third party, which resulted also in the cancellation of an option which NPD had granted to the unaffiliated third party to purchase the ITB shares.


(6) Subsequent Events: Reduction in Cash Balances

Subsequent to June 30, 1997, the Company repurchased Debentures for approximately $5 million in cash at a discount from face value. In addition, on July 10, 1997, the Company loaned NPD $3.0 million, the proceeds of which were used to repay a loan made to NPD by an unaffiliated third party, which repayment also resulted in the cancellation of an option which had been granted by NPD to the third party to purchase the ITB shares owned by NPD (see Note 5).

Had these transactions occurred as of June 30, 1997, the Company's unrestricted cash balance would have been reduced to $1.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations: Three month periods ended June 30, 1997 and 1996

Revenues from installment contracts receivable (consumer used-car loans) were $0.2 million during the three months ended June 30, 1997, which represented a $0.4 million decrease compared to the $0.6 million realized during the three months ended June 30, 1996. This decrease resulted from the reduced size of the Company's portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or are written off, the portfolio decreases in size. The principal repayment portion of the collections on the portfolio is not recorded as revenue. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level of $200,000 per quarter.

There were no net viatical revenues realized in the three months ended June 30, 1997 and 1996. The Company generally ceased purchasing such policies after September 1994 and, in May and July 1995, sold the majority of the Company's portfolio. Future net revenues from this remaining portfolio of approximately twenty policies will be irregular, depending upon the timing of mortality of the insured.

General and administrative expenses were $0.5 million during the three months ended June 30, 1997, which represented a reduction of $1.1 million compared to the $1.6 million expended during the three months ended June 30, 1996. This decrease resulted primarily from the effect of the Company's change in management in September 1996. The employee staff of the Company was significantly reduced and the Company's offices were moved from Miami Beach, Florida to Albuquerque, New Mexico. The cost of administering and collecting on the portfolio of consumer car loans is included in general and administrative expenses.

There were no provisions for credit losses in connection with the portfolio of installment contracts receivable for the three months ended June 30, 1997. This represented a decrease of $1.9 million compared to the three months ended June 30, 1996, and was primarily the result of the shrinking size of the total portfolio outstanding.

Operating losses for the three months ended June 30, 1997 were $0.3 million, compared to $2.9 million reported for the three months ended June 30, 1996. The $2.6 million reduction in operating losses was primarily due to the stabilization of the consumer loan portfolio and the reduction in general and administrative expenses.

As a result of the Exchange Offer, the Company recorded a non-cash charge for Debenture conversion of $6.3 million, and recorded an equal offsetting increase to additional paid-in capital. The conversion of the Debentures to Common and Preferred Stock had, in total, a positive effect on net equity for the quarter ended June 30, 1997.

In addition, the Company realized a $0.9 million gain on early extinguishment of debt in connection with Debentures repurchased during the three months ended June 30, 1997.

The net effect of all of the foregoing resulted in a book loss of $5.9 million or $1.00 per share for the three months ended June 30, 1997 (however, net equity increased by $8.6 million during the period). The net loss for the same period last year was $3.8 million, or $0.82 per share.


Liquidity and Capital Resources

The Company's immediate viability as a going concern is dependent upon the continued restructuring of its obligations, and, ultimately, a return to profitability. At June 30, 1997, the Company had cash and cash equivalents of approximately $9.2 million. Subsequent to June 30, 1997, other transactions have substantially reduced cash and equivalents; had these transactions occurred prior to June 30, 1997, the unrestricted cash available at that date would have been $1.2 million (see Note 6 to the Financial Statements). The Company believes it has sufficient funds to finance currently contemplated operations until at least mid-September, but would require additional funds to finance the repayment of the Debentures.

Cash flows from operations was a negative $0.4 million for the three months ended June 30, 1997. This compares to the positive cash flow from operations of $1.3 million for the three months ended June 30, 1996. The decrease was primarily due to the pay-out of accounts payable and accrued liabilities, and secondarily by the declining size of the loan portfolio (which impact was partially mitigated by reduced general and administration expenses).

The Company's portfolio of unmatured viatical insurance policies consisted of 20 policies at June 30, 1997, having a combined face value of approximately $2.1 million and a net book value of approximately $0.5 million. The Company generally ceased purchasing new policies as of September 1994.

The portfolio of installment contracts receivable at June 30, 1997 was $2.0 million (excluding such contracts with respect to which there has been a repossession of the underlying collateral or a charge-off, and before the effect of reserves). The portfolio consisted of approximately 693 active used car loans, of which approximately one-half (on a dollar-weighted basis) are thirty days or more past due. The Company commenced purchasing these contracts in May 1994, and ceased purchases on December 22, 1995.

Cash flows from investing activities for the quarter ended June 30, 1997 was a deficit of $2.0 million, which was the result of the funding of the cash collateral escrow account in connection with the NPD transaction for the ITB shares (see Note 5). This compares to a de minimus deficit in the three month period ended June 30, 1996.

Cash flows from financing activities was a deficit of $0.7 million during the three months ended June 30, 1997, which was the result of the repurchase of Debentures. There were no cash flows from financing activities during the three months ended June 30, 1996.

In summary, the Company's cash and cash equivalents decreased by $3.2 million during the three months ended June 30, 1997, to a total of $9.2 million (however, as noted above, had certain subsequent transactions occured prior to June 30, 1997, then cash available at that date would have been $1.2 million). This decrease to $9.2 million at June 30, 1997 was largely due to the funding of the escrow account, to the pay-out of accounts payable and accrued liabilities, and to the repurchase of Debentures. In comparison, for the three months ended June 30, 1996, there was a $1.4 million increase in cash and cash equivalents, to a total of $4.6 million.

Historically, the Company's primary source of capital has been sales of equity and debt securities, including the Company's initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and the September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prepayments without penalty and the Exchange Offer, the outstanding principal balance of Debentures was $13.4 million at June 30, 1997. Subsequent to June 30, 1997, additional Debentures were prepaid at a discount; nonetheless, the Company is presently unable to give assurance that it can meet its remaining Debenture obligations and continue as a going concern.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Part II: OTHER INFORMATION


Item 1. Legal Proceedings

On March 25, 1997, the United States Bankruptcy Court for the District of New Mexico entered a final order dismissing the Involuntary Chapter 11 case (No. 11-96-14835 MA Involuntary), effective April 7, 1997.

On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits (Living Benefits, a New Mexico corporation, v. Autolend Group, Inc., a Delaware corporation; formerly known as CAPX Corporation, and LB NM, Inc., a Delaware corporation; Cause No. CIV 96 0993 SC). The complaint alleges that the Company is obligated to the plaintiff for an amount in excess of $1,657,914, together with interest at the rate of 8.75% form June 30, 1992, for "earn-out payments" allegedly owned under a contract between the plaintiff and the Company dated March 14, 1992. The plaintiff is also seeking punitive damages for bad faith in an undisclosed amount, as well as attorney's fees. The Company has admitted that it is obligated to the plaintiff in the amount of $656,542 pursuant to an agreement which had been entered into between the Company and the plaintiff in June 1995 and which the Company alleges had since been breached by the plaintiff. On June 11, 1997, an Offer of Judgement was made to the plaintiff in the amount of $656,600 together with costs accrued as of that date. The Company will vigorously defend against any action which seeks to extend its liability to the plaintiff beyond its admitted obligation.


Item 2. Changes in Securities

In connection with the Debenture Exchange Offer, which expired by its terms on April 8, 1997, the Company issued approximately 1.4 million shares of its common stock and approximately 58,000 shares of a newly created 14% cumulative convertible preferred stock in exchange for validily tendered Debentures. The issuance of the common stock and preferred stock was made pursuant to an exemption under the federal securities laws pursuant to Section 3 (a) (9) under the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities

On September 19, 1996 the Company was obligated to make an interest payment of approximately $2.1 million on the remaining outstanding Debentures. Although the Company currently has sufficient liquidity to meet its obligations in general, the Company does not presently have such liquidity to repay the principal outstanding under the Debentures as such becomes due in September 1997. On October 22, 1996, the Company initiated an Exchange

Offer to exchange shares of common and preferred stock for any or all outstanding Debentures, including the interest due September 19, 1996. The Exchange Offer expired on April 8, 1997, and the Company accepted all Debentures tendered. During the three months ended June 30, 1997, $8.6 million of the outstanding Debentures (plus accrued interest) was cancelled as a result of both the Exchange Offer and, following the expiration of the Exchange Offer, Debenture repurchases (which were privately negotiated). A total of $13.4 million in principal of Debenture and $1.3 million of unpaid interest remained at June 30, 1997. Subsequent to June 30, 1997, additional Debentures were repurchased through privately negotiated transactions.


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

AUTOLEND GROUP, INC.
(Registrant)

SIGNATURE                     TITLE                           DATE
---------                     -----                           ----

/s/ Nunzio P. DeSantis        Chairman of the Board,          August 18, 1997
----------------------        Chief Executive Officer
Nunzio P. DeSantis

/s/ Jeffrey Ovington          Executive Vice President        August 18, 1997
----------------------        (chief accounting officer)
Jeffrey Ovington