Form 10-Q
period 1997-09-30
AUTOLEND GROUP INC
filed 1997-11-18
CIK 851697

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-10569

                              AutoLend Group, Inc.
                              --------------------
              (Exact name of registrant as specific in the charter)

               Delaware                                       22-3137244
 (State or other jurisdiction                                 (IRS Employer
   of incorporation of organization)                       Identification No.)

           600 Central SW, Third Floor, Albuquerque, New Mexico 87102
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (505) 247-9429
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No __.

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

 Common stock, $.002 par value                         6,079,530 shares
 -----------------------------                         ----------------
           Class                               Outstanding at November 13, 1997
================================================================================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                             Pages
----------------------------                                             -----

  Consolidated Balance Sheets as of September 30, 1997
    and March 31 1997...................................................   3

  Consolidated Statements of Operations for the three and
    six month periods ended September 30, 1997 and 1996.................   4

  Consolidated Statements of Cash Flows for the six month periods
    ended September 30, 1997 and 1996...................................   6

  Notes to Consolidated Financial Statements............................   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations. .....................................  11


PART II OTHER INFORMATION...............................................  16

SIGNATURES .............................................................  18

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                     September 30,          March 31,
                                                                         1997                 1997
                                                                     ------------         ------------
Assets:
Cash and cash equivalents                                            $    577,295         $ 12,399,932
Accounts receivable -- matured insurance policies                          48,000               48,000

Installment contracts receivable                                     $  1,458,254         $  2,909,069
  Collateral owned-gross                                                   50,861              206,529
  Allowance for credit losses                                            (709,349)          (1,068,545)
                                                                     ------------         ------------
  Installment contracts receivable-net                               $    799,766         $  2,047,053
                                                                     ------------         ------------

Purchased insurance policies at cost; face value of
  $2,053,530 at September 30, 1997 and at March 31, 1997             $    513,390         $    513,390
Debt issuance costs, less accumulated amortization of
$3,575,944 at September 30, 1997 and $3,519,501 at
March 31, 1997                                                               --                113,904
Fixed assets, less accumulated depreciation of $64,475 at
  September 30, 1997 and $52,023 at March 31, 1997                         55,243               67,795
Escrow account                                                          2,000,000                  --
Securities in IAP                                                         800,000              800,000
ITB stock option                                                        2,500,000                  --
Consulting agreement                                                       69,998              140,000
Note receivable - NPD, Inc.                                             3,035,292                  --
Interest receivable on note - NPD, Inc.                                    67,229                  --
Other                                                                     461,335              145,926
                                                                     ------------         ------------
    Total assets                                                     $ 10,927,548         $ 16,276,000
                                                                     ============         ============
Liabilities
  Accounts payable and accrued liabilities                           $  1,191,156         $  2,215,543
  Accrued acquisition costs                                               656,542              656,542
  Accrued interest expense on note - NPD, Inc.                             19,167                 --
  Note payable - NPD, Inc.                                              2,300,000                 --
  Accrued interest expense on debentures                                1,393,785            3,206,120
  Convertible subordinated debentures at face value                     7,225,000           22,050,000
                                                                     ------------         ------------
    Total liabilities                                                $ 12,785,650         $ 28,128,205
                                                                     ------------         ------------
Stockholders' Equity (Deficit)
  Preferred stock, $.002 par value. Authorized 5,000,000
    shares; 58,000 issued and outstanding                            $        116         $       --
  Common stock, $.002 par value. Authorized 40,000,000
    shares; issued 6,079,530 shares at September 30, 1997 and
    4,634,530 at March 31, 1997                                            12,158                9,269
  Additional paid-in-capital                                           20,459,946            5,946,904
  Accumulated deficit                                                 (22,330,322)         (17,808,378)
                                                                     ------------         ------------
    Total stockholders' equity/(deficit)                             $ (1,858,102)        $(11,852,205)
                                                                     ------------         ------------

    Total liabilities and stockholders' equity                       $ 10,927,548         $ 16,276,000
                                                                     ============         ============


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three month period ended         Six month period ended
                                                            September 30,                    September 30,
                                                      ---------------------------     ---------------------------
                                                          1997            1996            1997            1996
                                                      -----------     -----------     -----------     -----------
Revenues:
  Finance charges on installment contracts            $   193,981     $   430,736     $   410,594     $ 1,047,375
  Revenues from matured insurance policies                   --           137,435            --           137,435
                                                      -----------     -----------     -----------     -----------
    Gross revenues                                        193,981         568,171         410,594       1,184,810
  Cost of matured insurance policies                         --            85,774            --            85,774
                                                      -----------     -----------     -----------     -----------
    Total net revenues                                $   193,981     $   482,397     $   410,594     $ 1,099,036
General and administrative expenses                       876,653       1,312,939       1,424,917       2,938,934
Provision for credit losses                                  --         1,035,000            --         2,956,292
                                                      -----------     -----------     -----------     -----------
Operating earnings (loss)                             $  (682,672)    $(1,865,542)    $(1,014,323)    $(4,796,190)
                                                      -----------     -----------     -----------     -----------
Other income/(expense):
  Interest income on invested cash                    $    22,523     $    59,574     $   206,886     $    81,797
  Interest income on NPD, Inc. receivable                  67,229            --              --              --
  Other income/(expense)                                     --            (2,140)           --           124,284
  Interest expense on debentures                         (201,363)       (537,229)        584,980)     (1,074,457)
  Interest expense on NPD, Inc. note                      (19,167)           --              --              --
  Write down of purchased insurance policies                 --          (398,200)           --          (398,200)
  Lease termination expense                                  --          (196,000)           --          (196,000)
  Write off fixed assets                                     --           (90,653)           --          (659,302)
  Loss on debenture conversion (Note 4)                      --              --        (6,261,051)           --
                                                      -----------     -----------     -----------     -----------
  Total net other income/(expense)                    $  (130,778)    $(1,164,648)    $(6,639,145)    $(2,121,878)
                                                      -----------     -----------     -----------     -----------


Loss before income taxes, discontinued operations,
  and extraordinary item                              $  (813,450)    $(3,030,190)    $(7,653,468)    $(6,918,068)
  Provision for income tax - federal                      (40,000)           --           (40,000)           --
                                                      -----------     -----------     -----------     -----------
Loss before discontinued operations and
  extraordinary item                                  $  (853,450)    $(3,030,190)    $(7,693,468)    $(6,918,068)

Discontinued operations:
  Earnings (loss) from operations of discontinued
    subsidiary - IAP                                         --          (184,198)           --          (114,473)
  Gain on sale of subsidiary - IAP                           --           484,961            --           484,961
                                                      -----------     -----------     -----------     -----------

Loss before extraordinary items                       $  (853,450)    $(2,729,427)    $(7,693,468)    $(6,547,580)

Extraordinary items:
  Gain on early extinguishment of debt                  2,240,276            --         3,171,524            --
                                                      -----------     -----------     -----------     -----------
Net income/(loss)                                     $ 1,386,826     $ 2,729,427)    $(4,521,944)    $(6,547,580)
                                                      ===========     ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.
                                      4

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                        Three month period ended       Six month period ended
                                                               September 30,                September 30,
                                                        -------------------------     -------------------------
                                                            1997          1996           1997           1996
                                                        ----------     ----------     ----------     ----------
Loss per share:
Loss per share from operating earnings (loss)           $    (0.11)    $    (0.40)    $    (0.17)    $    (1.03)
  Total net other income/(expense)                           (0.02)         (0.25)         (1.10)         (0.46)
                                                        ----------     ----------     ----------     ----------
Loss per share before income taxes, discontinued
  operations and extraordinary item                     $    (0.13)    $    (0.65)    $    (1.27)    $    (1.49)
  Provision for income tax - federal                         (0.01)           --           (0.01)           --
                                                        ----------     ----------     ----------     ----------
Loss per share before discontinued operations and
  extraordinary item                                    $    (0.14)    $    (0.65)    $   (1.28)     $    (1.49)
  Gain on sale of subsidiary, net of subsidiary
    operating loss                                             --            0.06           --             0.08
                                                        ----------     ----------     ----------     ----------
Loss per share before extraordinary item                $    (0.14)    $    (0.59)    $    (1.28)    $    (1.41)
  Gain on early extinguishment of debt                        0.37            --            0.53            --
                                                        ----------     ----------     ----------     ----------
Net gain (loss) per common share                        $     0.23     $    (0.59)    $    (0.75)    $    (1.41)
                                                        ==========     ==========     ==========     ==========
Weighted average number of common and
  common equivalent shares outstanding                   6,079,530      4,634,530      5,999,252      4,634,530
                                                        ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.
                                       5

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                      Six month period ended
                                                                            September 30,
                                                                   -------------------------------
                                                                       1997               1996
                                                                   ------------       ------------
Cash Flows from operating activities:
  Net earnings (loss)                                              $ (4,521,944)      $ (6,547,580)
  Adjustments to reconcile net earnings (loss) to net cash
  flows from operating activities:
    Amortization of intangible assets and debt issuance costs            56,443            121,389
    Depreciation expense                                                 12,452             92,029
    Gain on early extinguishment of debt, net of
      amortization                                                   (3,171,524)              --
    Loss on debenture conversion, net of amortization                 6,261,051               --
    Provision for credit losses                                            --            2,956,292
    Writeoff of fixed assets                                               --              659,302
    Write down of purchased insurance policies                             --              398,200
    Gain on sale of subsidiary, IAP                                        --             (981,263)
    Change in net assets of discontinued operations                        --           (1,036,708)
    Changes in assets and liabilities:
      Accounts receivable -- matured insurance policies                    --            1,355,310
      Installment contracts receivable                                1,247,287          3,879,896
      Purchased insurance policies                                         --               (3,317)
      Accrued interest receivable                                          --              (10,557)
      Accrued interest receivable - NPD, Inc.                           (67,229)              --
      Other assets                                                     (245,407)          (370,908)
      Accounts payable and accrued liabilities                       (1,003,411)          (472,563)
      Accrued interest expense                                          537,016          1,047,376
                                                                   ------------       ------------
      Cash provided (used) by operating activities                 $   (895,266)      $  1,086,898
                                                                   ------------       ------------
Cash flows from investing activities:
  Funding of Escrow                                                $ (2,000,000)      $       --
  Loan to NPD                                                        (3,035,292)              --
  Purchase ITB stock option                                            (200,000)      $       --
  Proceeds from disposition of IAP                                         --            5,963,388
  Proceeds from sale of fixed assets                                       --              214,625
  Purchase of fixed assets                                                 --               (2,698)
                                                                   ------------       ------------
    Cash used by investing activities                              $ (5,235,292)      $  6,175,315
                                                                   ------------       ------------
Cash flow from financing activities:
  Early extinguishment of debt                                     $ (5,692,079)      $       --
                                                                   ------------       ------------
    Cash used in financing activities                              $ (5,692,079)      $       --
                                                                   ------------       ------------

Net increase (decrease) in cash and cash equivalents               $(11,822,637)      $  7,262,213
Cash and cash equivalents at beginning of period                     12,399,932          3,168,730
                                                                   ------------       ------------
Cash and cash equivalents at end of period                         $    577,295       $ 10,430,943
                                                                   ============       ============

          See accompanying notes to consolidated financial statements.
                                        6

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)



(1) Basis of Presentation; Going Concern

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of AutoLend Group, Inc. and subsidiaries (the "Company") for the six month periods ended September 30, 1997 and 1996. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Inasmuch as the Company's liabilities exceed its assets, there is substantial doubt about the Company's ability to continue as a going concern.


(2) Involuntary Bankruptcy Petition Dismissed

Approximately six weeks after a court approved Stipulation of Settlement in which new management assumed control of the Company, on November 1, 1996 four holders of the Company's Debentures filed an involuntary petition against the Company in the United States Bankruptcy Court. The petition was dismissed effective April 7, 1997. During the pendency of this action until its dismissal, the Company was restricted in its ability to actively pursue any new business activity.


(3) Subordinated Debentures

On October 22, 1996, the Company initiated its offer to exchange common stock and preferred stock for its outstanding 9.5% Convertible Subordinated Debentures (the "Exchange Offer"). The expiration of the Exchange offer was then delayed pending the resolution of the Involuntary Petition (See Note 2). On April 8, 1997, the Exchange Offer expired, and the Company thereby issued an aggregate of 1.4 million shares of its common stock and 58,000 shares of its newly created 14% cumulative convertible preferred stock in exchange for $7.2 million in principal amount of Debentures tendered. As a result of the Exchange Offer, the Company recorded in the quarter ended June 30, 1997 a charge of $6.3 million, and an equal offsetting increase to additional paid-in capital. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)

During the six months ended September 30, 1997, and excluding the Exchange Offer, the Company repurchased Debentures representing $8.9 million in combined principal amount and accrued interest, for $5.7 million in cash, which resulted in a gain of $3.2 million.

As a result of the Exchange Offer and the subsequent Debenture repurchases, the balance of Debentures and interest on September 30, 1997 were $7.2 million in Debenture principal and $1.4 million in interest. All outstanding principal became due on the remaining Debentures effective September 19, 1997; this payment was not made (see Note 5 below).


(4) ITB Option

As a result of the earlier involuntary bankruptcy proceeding against the Company (see Note 2) the Company was prevented from entering into a negotiated agreement which would have enabled it to purchase from Robert Brennan ("Brennan") an approximately 25% equity interest in International Thoroughbred Breeders, Inc. ("ITB"). ITB is a much larger company, having net equity in excess of $60 million and annual revenues of approximately $70 million (according to ITB's Form 10-Q and Form 10-K). Consequently, NPD, Inc. ("NPD") was formed by Nunzio P. DeSantis and Anthony Coelho (the Chairman/Chief Executive Officer, and a Director, respectively, of the Company) to purchase the ITB shares in lieu of the Company. In connection with this purchase, NPD was granted the right to appoint a majority of the Directors to the Board of ITB. Concurrently with its formation, NPD agreed to grant the Company an option to purchase the ITB shares from NPD at the same price NPD had agreed to pay for the ITB shares. In consideration of this original option, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan at closing. The Company further agreed that, following the dismissal of the involuntary bankruptcy petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan for the ITB shares, and to effect this, would deposit $2.0 million into a cash collateral escrow account to secure its guarantee obligation.

The Bankruptcy Court before which the involuntary petition was pending enjoined the proposed loan by the Company to NPD and, as a result, the loan was not made and the original option was not granted to the Company. Nonetheless, following the dismissal of the involuntary bankruptcy petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid and deposited the required $2.0 million in the cash collateral escrow account.

After the dismissal of the involuntary bankruptcy petition, in order to reinstate the Company to the position it would have been in as the purchaser of the ITB shares, in June 1997 the Company's Board of Directors approved an agreement in principal with NPD, and in August 1997 the Company and NPD executed an agreement pursuant to which the Company purchased from NPD, for a

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


purchase price of $2.5 million ($200,000 in cash and a note for $2.3 million), an option to acquire 100% of the ITB shares owned by NPD (the "Option"). If this Option is exercised, the Company will purchase the ITB shares for the same cash portion of the purchase price NPD paid for the ITB shares and by assuming the $5.8 million promissory note issued by NPD to Brennan at the closing for the remainder of the purchase price for the ITB shares. A portion of the Option exercise price would be paid through the Company's cancellation of the $3.0 million loan to NPD discussed below.

The Option granted to the Company is subject to an option which has also been granted by NPD to Mr. DeSantis to purchase 50% of the ITB shares from NPD which, if exercised by Mr. DeSantis, would nonetheless permit the Company to acquire the remaining 50% of the ITB shares. Furthermore, each of the Company's and Mr. DeSantis' option is subject to an option which was granted by NPD to Robert Green (at the closing of the ITB share purchase) to purchase 50% of the ITB shares. In the event either the Green or DeSantis options are exercised, then the $2.3 million note held by NPD in partial payment of the Option will be reduced proportionately by the percentage of the ITB shares remaining subject to the Option.

     On July 10, 1997, the Company loaned $3.0 million to NPD. The loan accrues interest at the rate of 10% per annum, and is payable in full, together with all accrued interest, on July 9, 1999. The loan is secured by a pledge by NPD of the shares of common stock of ITB owned by it, subject to a prior lien and pledge of the ITB shares held by Brennan as security for NPD's obligation to pay the balance of the purchase price due for the ITB shares. NPD used the proceeds of the loan to repay an earlier loan made by an unaffiliated third party, which repayment resulted also in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB shares.


(5) Voluntary Bankruptcy Reorganization

On September 19, 1997, the entire principal balance became due on the Company's outstanding Subordinated Debentures. The Company has had a negative net equity (with liabilities exceeding assets) for a year. During the past eleven months, that deficit had been reduced, but not to the point where the remaining Debentures could be paid. On September 22, 1997, the Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico. While the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


(6) Reorganization Plan to Detail Future Business

In conjunction with the present Chapter 11 proceedings, the Company expects to file a detailed plan of reorganization with the Court proposing its specific plans for the Company's new business. The plan will be distributed to the Company's creditors in advance of a Bankruptcy Court hearing and will have to be approved by the Court.


(7) Preferred Stock

In connection with the Exchange Offer, the Company issued 58,000 shares of preferred stock with a face value of $100 per share. Dividends are at an annual rate of 14%, payable quarterly at the option of the Company, in cash, common stock, preferred stock, or a combination of all three. Dividends declared and unpaid at September 30, 1997 totaled approximately $400,000.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Results of Operations: Six month periods ended September 30, 1997 and 1996

While the Company's net operating results improved substantially during the six months ended September 30, 1997 (compared to the six months ended
September 30, 1996), nevertheless the Company incurred an operating loss of $1.0 million (compared to an operating loss of $4.8 million during that prior period). As total net revenues decreased by $0.6 million, general and administrative expense was reduced by $1.5 million, and the need for provisions for losses on the car loan portfolio were reduced by $3.0 million when compared to the prior period. However, net income and net equity were primarily determined not by these operating results, but, to a greater extent, by the results of the Debenture Exchange Offer and subsequent Debenture repurchases. The result of these Debenture transactions (see Note 3 to the Financial Statements) during the six months was a favorable impact to net equity of $11.5 million. While the Debenture Exchange Offer was significantly favorable to net equity, and required no cash expenditures, nonetheless present accounting standards require that it be recorded as a loss to income of $6.3 million. This recorded loss was partially offset by the $3.2 million gain recorded for the Debenture buyback. Thus, net income, in total, was recorded as a loss of $4.5 million for the six months, compared to a loss of $6.5 million for the six months ended September 30, 1996.

Revenues from installment contracts receivable (consumer used-car loans) were $0.4 million during the six months ended September 30, 1997, which represented a $0.6 million decrease compared to the $1.0 million realized during the six months ended September 30, 1996. This decrease resulted from the reduced size of the Company's portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or are written off, the portfolio decreases in size. The principal repayment portion of the collections on the portfolio is not recorded as revenue. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level of $200,000 per quarter.

There were no net viatical revenues realized in the six months ended September 30, 1997, compared to the $52,000 of such revenues reported in the six months ended September 30, 1996. The Company generally ceased purchasing such policies after September 1994 and, in May and July 1995, sold the majority of the Company's portfolio. Future net revenues from this remaining portfolio of approximately twenty policies will be irregular, depending upon the timing of mortality of the insured.

General and administrative expenses were $1.4 million during the six months ended September 30, 1997, which represented a reduction of $1.5 million, or 52%, compared to the $2.9 million expended during the six months ended September 30, 1996. This decrease resulted primarily from the effect of the Company's change in management in September 1996. The employee staff of the Company was significantly reduced and the Company's offices were moved from Miami Beach,

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


Florida to Albuquerque, New Mexico. The cost of administering and collecting the portfolio of consumer car loans is included in general and administrative expenses.

There were no provisions for credit losses in connection with the portfolio of installment contracts receivable for the six months ended September 30, 1997. This represented a decrease of $2.9 million compared to the six months ended September 30, 1996, and was primarily the result of the shrinking size of the total portfolio outstanding.

Operating losses for the six months ended September 30, 1997 were $1.0 million, compared to $4.8 million reported for the six months ended September 30, 1996. The $3.8 million reduction in operating losses was primarily due to the stabilization of the consumer loan portfolio and the reduction in general and administrative expenses.

As a result of the Exchange Offer, the Company recorded a non-cash charge for Debenture conversion of $6.3 million, and recorded an equal offsetting increase to additional paid-in capital. The conversion of the Debentures to common and preferred stock had, in total, a positive effect on net equity for the six months ended September 30, 1997 of $8.3 million.

In addition, the Company realized a $3.2 million gain on early extinguishment of debt in connection with Debentures repurchased during the six months ended September 30, 1997.

The net effect of all of the foregoing resulted in a loss of $4.5 million or $0.75 per share for the six months ended September 30, 1997; however, net equity increased by $10.0 million during the period due to Debenture repurchases and the Exchange Offer. The net loss for the same period last year was $6.5 million, or $1.41 per share.


Results of Operations: Three month periods ended September 30, 1997 and 1996

Revenues from installment contracts receivable (consumer used-car loans) were $0.2 million during the three months ended September 30, 1997, which represented a $0.2 million decrease compared to the $0.4 million realized during the three months ended September 30, 1996. This decrease resulted from the reduced size of the Company's portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or are written off, the portfolio decreases in size. The principal repayment portion of the collections on the portfolio is not recorded as revenue. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level of $200,000 per quarter.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)

There were no net viatical revenues realized in the three months ended
September 30, 1997, compared to the $52,000 of such revenues reported in the three months ended September 30, 1996. The Company generally ceased purchasing such policies after September 1994 and, in May and July 1995, sold the majority of the Company's portfolio. Future net revenues from this remaining portfolio of approximately twenty policies will be irregular, depending upon the timing of mortality of the insured.

General and administrative expenses were $0.9 million during the three months ended September 30, 1997, which represented a reduction of $0.4 million compared to the $1.3 million expended during the three months ended September 30, 1996. This decrease resulted primarily from the effect of the Company's change in management in September 1996. The employee staff of the Company was significantly reduced and the Company's offices were moved from Miami Beach, Florida to Albuquerque, New Mexico. The cost of administering and collecting the consumer car loan portfolio is included in general and administrative expenses.

There were no provisions for credit losses in connection with the portfolio of installment contracts receivable for the three months ended September 30, 1997. This represented a decrease of $1.0 million compared to the three months ended September 30, 1996, and was primarily the result of the shrinking size of the total portfolio outstanding.

Operating losses for the three months ended September 30, 1997 were $0.7 million, compared to $1.9 million reported for the three months ended September 30, 1996. The $1.2 million reduction in operating losses was primarily due to the stabilization of the consumer loan portfolio and the reduction in general and administrative expenses.

The Company realized a $2.2 million gain on early extinguishment of debt in connection with Debentures repurchased during the three months ended September 30, 1997.

The net effect of all of the foregoing resulted in net income of $1.4 million or $0.23 per share for the three months ended September 30, 1997, compared to a net loss of $2.7 million, or $0.59 per share, for the prior year period.


Liquidity and Capital Resources

The Company's immediate viability as a going concern is dependent upon the continued restructuring of its obligations, and, ultimately, the installation of a new line of business and a return to profitability. At September 30, 1997, the Company had cash and cash equivalents of approximately $0.6 million, and total liabilities exceeded total assets. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization (see Note 5 and 6 to the Financial Statements). The

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)

Company anticipates, but cannot assure, that it will emerge from Chapter 11 as a restructured, viable entity.

Cash flows from operations was a negative $0.9 million for the six months ended September 30, 1997. This compares to the positive cash flow from operations of $1.1 million for the six months ended September 30, 1996. The decrease of $2.0 million is primarily due to a reduction of receipts by $4.0 million, which was partially offset by expenditure reductions of $2.0 million. The $4.0 million reduction of receipts resulted from the combination of a $2.6 million decrease in car loan receipts (due to the shrinking size of the portfolio), and $1.4 million in prior period net viatical collections which were not repeated in the current period. The $2.0 million in expenditure reductions resulted from a $1.5 million reduction in general and administrative expenses and a net reduction of $0.5 million in other miscellaneous items.

The Company's portfolio of unmatured viatical insurance policies consisted of 20 policies at September 30, 1997, having a combined face value of approximately $2.1 million and a net book value of approximately $0.5 million. The Company generally ceased purchasing new policies as of September 1994. Receipt of revenues from these policies will be irregular, depending upon the timing of the mortality of the insured.

The portfolio of installment contracts receivable at September 30, 1997 was $1.5 million (excluding such contracts with respect to which there has been a repossession of the underlying collateral or a charge-off, and before the effect of reserves). The portfolio consisted of approximately 521 active used car loans, of which approximately two-thirds (on a dollar-weighted basis) are thirty days or more past due. The Company commenced purchasing these contracts in May 1994, and ceased purchases on December 22, 1995. Future revenues from this portfolio will, in general, decline from their present level as the loans mature and the portfolio thus diminishes.

Cash flows from investing activities for the six months ended September 30, 1997 was a deficit of $5.2 million, which was primarily the result of the funding of the $2.0 million collateral escrow account in connection with the NPD transaction for the ITB shares, and the loan to NPD for $3.0 million (see Note
5). Cash flows from investing activities for the six months ended September 30, 1996 was a positive $6.2 million, which was primarily due to the sale of IAP.

Cash flows from financing activities was a deficit of $5.7 million during the six months ended September 30, 1997, which was the result of the repurchase of Debentures. There were no cash flows from financing activities during the six months ended September 30, 1996.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      Management's Discussion and Analysis
         of Financial Condition and Results of Operations -- (Continued)


In summary, due to the foregoing factors, the Company's cash and cash equivalents decreased by $11.8 million during the six months ended September 30, 1997, to a total of $0.6 million. This decrease was largely due to the repurchase of Debentures, the loan to NPD, and to the funding of the escrow account. In comparison, for the six months ended September 30, 1996, there was a $7.2 million increase in cash equivalents, largely due to the sale of IAP, to a total of $10.4 million. During the six months ending September 30, 1997, the Company's net equity improved substantially, from a deficit of $(11.9) million, to a lower deficit of $(1.9) million, an improvement of $10.0 million.

Historically, the Company's primary source of capital has been sales of equity and debt securities, including the Company's initial equity offering in July 1990 which resulted in net proceeds of approximately $7.6 million, and the September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prepayments without penalty and the Exchange Offer, the outstanding principal balance of Debentures was $7.2 million at September 30, 1997.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                           Part II: OTHER INFORMATION

Item 1. Legal Proceedings

On September 22, 1997, the Company voluntarily filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (Case No. 11-97-15499 MA).

On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits (Living Benefits, a New Mexico corporation, v. AutoLend Group, Inc., a Delaware corporation (formerly known as CAPX Corporation) and LB NM, Inc., a Delaware corporation: Case No. CIV 96 0993 SC). The complaint alleges that the Company is obligated to the plaintiff for an amount in excess of $1,657,914, together with interest at the rate of 8.75% from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the plaintiff and the Company dated March 14, 1992. The plaintiff is also seeking punitive damages for bad faith in an undisclosed amount, and attorney's fees. The Company has admitted that it was obligated to the plaintiff in the amount of $656,542 pursuant to an agreement which had been entered into between the Company and the plaintiff in June 1995 and which the Company alleges had since been breached by the plaintiff. On June 11, 1997, an Offer of Judgment was made to the plaintiff in the amount of $656,600 together with costs accrued as of that date. The Company has participated in settlement negotiations with Living Benefits, and will vigorously defend against any action or claims brought by Living Benefits.

On March 25, 1997, the United States Bankruptcy Court for the District of
New Mexico entered a final order dismissing the Involuntary Chapter 11 case (No. 11-96-14835 MA Involuntary), effective April 7, 1997.


Item 2. Changes in Securities

In connection with the Debenture Exchange Offer, which expired by its terms on April 8, 1997, the Company issued approximately 1.4 million shares of its common stock and 58,000 shares of preferred stock in exchange for validly tendered Debentures. The issuance of the common stock and preferred stock was made pursuant to an exemption under the federal securities laws pursuant to
Section 3 (a) (9) under the Securities Act of 1933, as amended.


Item 3. Defaults Upon Senior Securities

On September 19, 1996, the Company was obligated to make an interest payment of approximately $2.1 million on its convertible subordinated Debentures. In October 1996, the Company initiated an Exchange Offer to exchange shares of common and preferred stock for any or all outstanding Debentures, including this interest which had just come due. The Exchange Offer expired on April 8, 1997, and the Company accepted all Debentures tendered, which amounted to $7.2 million face value, which was approximately one-third of the total of $22.1 million then outstanding.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

On September 19, 1997, the Company was obligated to repay the entire principal balance then outstanding on the Debentures. While the Company's obligations under the Debentures, and the Company's financial condition in general (as measured by net equity) has been substantially improved in the last six months, nevertheless the Company does not presently have the liquidity to repay the principal and interest thus due. On September 22, 1997, the Company filed for protection and reorganization under Chapter 11 of the U.S. Bankruptcy code. A total of $7.2 million in principal and $1.4 million of unpaid interest remained under the Debentures at September 30, 1997.


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

AUTOLEND GROUP, INC.
(Registrant)



SIGNATURE                  TITLE                              DATE
---------                  -----                              ----


/s/ Nunzio P. DeSantis     Chairman of the Board,           November 17, 1997
----------------------     Chief Executive Officer
Nunzio P. DeSantis



/s/ Jeffrey Ovington       Executive Vice President         November 17, 1997
--------------------       (chief accounting officer)
Jeffrey Ovington