Form 10-Q
period 1997-12-31
AUTOLEND GROUP INC
filed 1998-02-12
CIK 851697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 1-10569

                              AutoLend Group, Inc.
                          ----------------------------
              (Exact name of registrant as specific in the charter)

                Delaware                                  22-3137244
          ----------------------                       ----------------
      (State or other jurisdiction                      (IRS Employer
    of incorporation of organization)                 Identification No.)

           600 Central SW, Third Floor, Albuquerque, New Mexico 87102
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (505) 247-9429
                               -------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

      Common stock, $.002 par value                     6,079,530 shares
      -----------------------------                     ----------------
                Class                            Outstanding at February 3, 1998
================================================================================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                      INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements                                                            Pages
                                                                                        -----
      Consolidated Balance Sheets as of  December 31, 1997, September 30, 1997
               and March 31, 1997.......................................................... 3

      Consolidated Statements of Operations for the three and nine month periods ended December 31, 1997 and 1996................................................ 4

      Consolidated Statements of Cash Flows for the nine month periods ended
           December 31, 1997 and 1996...................................................... 6

      Notes to Consolidated Financial Statements........................................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations. ................................................................12


PART II OTHER INFORMATION..................................................................17

SIGNATURES ................................................................................19

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                December 31,      September 30,         March 31,
                                                                    1997               1997               1997
                                                                 (unaudited)        (unaudited)         (audited)
                                                               --------------     --------------    ----------------
Assets:

   Cash and cash equivalents                                    $    745,727       $    577,295       $ 12,399,932
   Accounts receivable -- matured insurance policies                  48,000             48,000             48,000

   Installment contracts receivable                             $    726,941       $  1,458,254       $  2,909,069

      Collateral owned-gross                                          22,286             50,861            206,529
      Allowance for credit losses                                   (286,967)          (709,349)        (1,068,545)
                                                                ------------       ------------       ------------

      Installment contracts receivable-net                      $    462,260       $    799,766       $  2,047,053
                                                                ------------       ------------       ------------

   Purchased insurance policies with face value of
      $1,993,405 at December 31, 1997 and $2,053,530 at
       September 30, 1997 and at March 31, 1997                 $    453,265       $    513,390       $    513,390

   Debt issuance costs, less accumulated amortization
      of $3,592,190 at December 31, 1997, September 30,
      1997 and $3,519,501 at March 31, 1997                             --                 --              113,904
   Fixed assets, less accumulated depreciation of
      $70,842 at December 31, 1997, $64,475 at
      September 30, 1997 and $52,023 at March 31, 1997                48,876             55,243             67,795
   Escrow account                                                  2,000,000          2,000,000               --
   Securities in IAP                                                 800,000            800,000            800,000
   ITB stock options                                               2,500,000          2,500,000               --
   Consulting agreement                                               34,997             69,998            140,000
   Note receivable - NPD, Inc.                                     3,035,292          3,035,292               --
   Interest receivable on note - NPD, Inc.                           142,861             67,229               --
   Other                                                             339,403            461,335            145,926
                                                                ------------       ------------       ------------
      Total assets                                              $ 10,610,681       $ 10,927,548       $ 16,276,000
                                                                ============       ============       ============

Liabilities
   Accounts payable and accrued liabilities                     $  1,211,896       $  1,191,156       $  2,215,543

   Accrued acquisition costs                                         656,542            656,542            656,542
   Accrued interest expense on note - NPD, Inc.                       76,667             19,167               --
   Note payable - NPD, Inc.                                        2,300,000          2,300,000               --
   Accrued interest expense on debentures                          1,565,385          1,393,785          3,206,120
   Convertible subordinated debentures at face value               7,225,000          7,225,000         22,050,000
                                                                ------------       ------------       ------------

      Total liabilities                                         $ 13,035,490       $ 12,785,650       $ 28,128,205
                                                                ------------       ------------       ------------

Stockholders' Equity (Deficit)
   Preferred stock, $.002 par value.  Authorized 5,000,000
      shares; 58,000 issued and outstanding                     $        116       $        116       $       --

   Common stock, $.002 par value. Authorized 40,000,000
      shares; issued 6,079,530 shares at December 31,
      1997, September 30, 1997 and 4,634,530 at March
      31, 1997                                                        12,158             12,158              9,269
   Additional paid-in-capital                                     20,459,946         20,459,946          5,946,904
   Accumulated deficit                                           (22,897,029)       (22,330,322)       (17,808,378)
                                                                ------------       ------------       ------------
      Total stockholders' equity/(deficit)                      $ (2,424,809)      $ (1,858,102)      $(11,852,205)
                                                                ------------       ------------       ------------

      Total liabilities and stockholders' equity                $ 10,610,681       $ 10,927,548       $ 16,276,000
                                                                ============       ============       ============


          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)

                                                       Three month period ended       Nine month period ended
                                                             December 31,                  December 31,
                                                      --------------------------    --------------------------
                                                            1997          1996          1997           1996
                                                      -----------    -----------    -----------    -----------
Revenues:
   Finance charges on installment contracts           $   126,128    $   306,817    $   536,722    $ 1,354,192
   Revenues from matured insurance policies                69,109        350,000         69,109        487,435
                                                      -----------    -----------    -----------    -----------
      Gross revenues                                      195,237        656,817        605,831      1,841,627
   Cost of matured insurance policies                      60,125           --           60,125         85,774
                                                      -----------    -----------    -----------    -----------
      Total net revenues                              $   135,112    $   656,817    $   545,706    $ 1,755,853

General and administrative expenses                       519,341        717,174      1,944,258      3,656,300
Provision for credit losses                                30,000         63,000         30,000      3,019,292
                                                      -----------    -----------    -----------    -----------
Operating earnings (loss)                             $  (414,229)   $  (123,357)   $(1,428,552)   $(4,919,739)
                                                      -----------    -----------    -----------    -----------

Other income/(expense):
   Interest income on cash equivalents                $       993    $   156,470    $   140,650    $   238,267
   Accrued interest income on NPD, Inc. note               75,632           --          142,861           --
   Other income/(expense)                                    --           63,598           --          187,882
   Accrued interest expense on debentures                (171,594)      (537,230)      (710,325)    (1,611,687)
   Accrued interest expense on NPD, Inc. receivable       (57,500)          --          (76,667)          --
   Other interest expense                                    --             --          (27,082)          --
   Write down of purchased insurance policies                --             --             --         (398,200)
   Lease termination expense                                 --             --             --         (196,000)
   Write off fixed assets                                    --             --             --         (659,302)
   Loss on debenture conversion (Note 4)                     --             --       (6,261,052)          --
                                                      -----------    -----------    -----------    -----------
   Total net other income/(expense)                   $  (152,469)   $  (317,162)   $(6,791,615)   $(2,439,040)
                                                      -----------    -----------    -----------    -----------

Loss before income taxes, discontinued operations,
   and extraordinary item                             $  (566,698)   $  (440,519)   $(8,220,167)   $(7,358,779)
   Provision for income tax - federal                        --             --          (40,000)          --
                                                      -----------    -----------    -----------    -----------
Loss before discontinued operations and
   extraordinary item                                 $  (566,698)   $  (440,519)   $(8,260,167)   $(7,358,779)

Discontinued operations:
   Earnings (loss) from operations of discontinued
      subsidiary - IAP                                       --         (117,305)          --         (231,778)
   Gain on sale of subsidiary - IAP                          --             --             --          484,961
                                                      -----------    -----------    -----------    -----------
Loss before extraordinary items                       $  (566,698)   $  (557,824)   $(8,260,167)   $(7,105,596)

Extraordinary items:
      Gain on early extinguishment of debt                   --             --        3,171,524           --
                                                      -----------    -----------    -----------    -----------
Net income/(loss)                                     $  (566,698)   $  (557,824)   $(5,088,643)   $(7,105,596)
                                                      ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                                    AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Operations
                                                 (unaudited)

                                                          Three month period ended         Nine month period ended
                                                                December 31,                    December 31,
                                                       ------------------------------    ------------------------------
                                                            1997             1996             1997             1996
                                                       -------------    -------------    -------------    -------------
Loss per share:
Loss per share from operating earnings (loss)             $    (0.07)      $    (0.03)      $    (0.24)      $    (1.06)

Loss per share from total net other income/(expense)           (0.02)           (0.07)           (1.12)           (0.52)
                                                       -------------    -------------    -------------    -------------
Loss per share before income taxes, discontinued
   operations and extraordinary item                      $    (0.09)      $    (0.10)      $    (1.36)      $    (1.58)

   Provision for income tax - federal                           --               --              (0.01)         --
                                                       -------------    -------------    -------------    -------------
Loss per share before discontinued operations and
   extraordinary item                                     $    (0.09)      $    (0.10)      $    (1.37)      $    (1.58)
   Gain on sale of subsidiary, net of subsidiary
      operating loss                                            --              (0.02)         --                  0.05
                                                       -------------    -------------    -------------    -------------
Loss per share before extaordinary item                   $    (0.09)      $    (0.12)      $    (1.37)      $    (1.53)
   Gain on early extinguishment of debt                         --               --               0.53          --
                                                       -------------    -------------    -------------    -------------
Net gain (loss) per common share                          $    (0.09)      $    (0.12)      $    (0.84)      $    (1.53)
                                                       =============    =============    =============    =============
Weighted average number of common and
   common equivalent shares outstanding                    6,079,530        4,634,530        6,026,011        4,634,530
                                                       =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                    Nine month period ended
                                                                                         December 31,
                                                                                 ----------------------------
                                                                                     1997            1996
                                                                                 ------------    ------------
Cash Flows from operating activities:
 Net earnings (loss)                                                             $ (5,088,643)   $ (7,105,596)
 Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:

  Amortization of intangible assets and debt issuance costs                            56,443         182,082
  Depreciation expense                                                                 18,918          98,081
  Gain on early extinguishment of debt, net of
   amortization                                                                    (3,171,524)           --
  Loss on debenture conversion, net of amortization                                 6,261,052            --
  Provision for credit losses                                                          30,000       3,019,292
  Writeoff of fixed assets                                                               --           659,302
  Write down of purchased insurance policies                                             --           398,200
  Gain on sale of subsidiary, IAP                                                        --          (981,455)
  Change in net assets of discontinued operations                                        --        (1,008,078)
  Changes in assets and liabilities:

   Accounts receivable -- matured insurance policies                                   60,125       1,355,310
   Installment contracts receivable                                                 1,554,793       5,055,526
   Purchased insurance policies                                                          --            (4,325)
   Accrued interest receivable                                                           --           (83,752)
   Accrued interest receivable - NPD, Inc.                                           (142,861)           --
   Other assets                                                                       (88,474)       (670,360)
   Accounts payable and accrued liabilities                                        (1,003,647)       (612,825)
   Accrued interest expense                                                           786,992         986,813
                                                                                 ------------    ------------
   Cash provided (used) by operating activities                                  $   (726,826)   $  1,288,215
                                                                                 ------------    ------------
Cash flows from investing activities:

 Funding of Escrow                                                               $ (2,000,000)   $       --
 Loan to NPD                                                                       (3,035,292)           --
 Purchase ITB stock option                                                           (200,000)           --
 Proceeds from sale of securities available for sale                                     --            25,000
 Proceeds from disposition of IAP                                                        --         5,963,388
 Proceeds from sale of fixed assets                                                      --           185,995
 Purchase of fixed assets                                                                --            (2,698)
                                                                                 ------------    ------------
  Cash provided (used) by investing activities                                   $ (5,235,292)   $  6,171,685
                                                                                 ------------    ------------
Cash flow from financing activities:

 Early extinguishment of debt                                                    $ (5,692,079)   $       --
                                                                                 ------------    ------------
  Cash provided (used) in financing activities                                   $ (5,692,079)   $       --
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                             $(11,654,197)   $  7,459,900
Cash and cash equivalents at beginning of period                                   12,399,932       3,168,730
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $    745,735    $ 10,628,630
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION; GOING CONCERN

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1997. The information furnished, in the opinion of management, reflects all adjustments, which consist of normal recurring adjustments, necessary to present fairly the results of operations of AutoLend Group, Inc. and subsidiaries (the "Company") for the three and nine month periods ended December 31, 1997 and 1996. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole. Inasmuch as the Company's liabilities exceed its assets, there is substantial doubt about the Company's ability to continue as a going concern.

(2) VOLUNTARY BANKRUPTCY REORGANIZATION

On September 19, 1997, the entire principal balance became due on the Company's outstanding Subordinated Debentures. The Company had a negative net equity (with liabilities exceeding assets) for a year prior to the due date. During that year, the deficit had been reduced, but not to the point where the remaining Debentures could be paid. On September 22, 1997, the Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico. While the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so.

(3) REORGANIZATION PLAN REGARDING FUTURE BUSINESS

In conjunction with the present Chapter 11 proceedings, the Company filed effective January 16, 1998, a detailed Plan of Reorganization with the Bankruptcy Court proposing its plans for the resolution of the bankruptcy. In conjunction with the Plan, the Company has also filed a detailed Disclosure Statement which outlines the Company's plans for new business. The Plan and Disclosure Statement will be distributed to the Company's creditors in advance of a Bankruptcy Court hearing and will have to be approved by the Court. The Company anticipates that this process will take several months.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(4) INVOLUNTARY BANKRUPTCY PETITION DISMISSED

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

(5) SUBORDINATED DEBENTURES

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

During the nine months ended December 31, 1997, and excluding the Exchange Offer, the Company repurchased Debentures representing $8.9 million in combined principal amount and accrued interest, for $5.7 million in cash, which resulted in a gain of $3.2 million.

As a result of the Exchange Offer and the subsequent Debenture repurchases, the balance of Debentures and interest on December 31, 1997 were $7.2 million in Debenture principal and $1.6 million in interest. All outstanding principal became due on the remaining Debentures on September 19, 1997; however, this payment was not made (see Note 2 above).

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(6) THE ITB OPPORTUNITY

International Thoroughbred Breeders, Inc. ("ITB") is an American Stock Exchange traded company which owns and operates Garden State Park and Freehold Raceway in New Jersey and which owns the former El Rancho Casino property in Las Vegas, Nevada. ITB is a much larger company than the Company, having net equity in excess of $60 million and annual revenues of approximately $70 million, and as many as 700 employees (according to ITB's most recent Form 10-Q and Form 10-K).

The Company initially had entered into negotiations in October 1996 to directly purchase an approximately 25% equity interest in ITB in a private sale from ITB's former chairman, Robert E. Brennan. However, due to the involuntary petition in bankruptcy (see Note 4 above), the Company was prevented from consummating the purchase. In order not to let the opportunity pass, Nunzio DeSantis and Anthony Coelho, two of the Company's board members, formed NPD, Inc. ("NPD") to purchase the ITB shares. In connection with its purchase, which was effective January 15, 1997, NPD was granted the right to appoint a majority of the Directors to the Board of ITB.

Concurrently with its formation, NPD had agreed to grant the Company an option to later purchase the ITB shares from NPD at the same price NPD had agreed to pay for the ITB shares. In consideration of this original option, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan at closing. The Company further agreed that, following the dismissal of the involuntary bankruptcy petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan for the ITB shares and to effect this, would deposit $2.0 million into a cash collateral escrow account to secure its guarantee obligation. The Bankruptcy Court before which the involuntary petition was pending enjoined the proposed loan by the Company to NPD and, as a result, the option was not granted to the Company. Nonetheless, following the dismissal of the involuntary bankruptcy petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid and deposited the required $2.0 million in the cash collateral escrow account.

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

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

for the ITB shares. NPD used the proceeds of the loan to repay an earlier loan made by an unaffiliated third party, which repayment resulted also in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB shares.

(7) THE ITB OPTION

As a result of the earlier involuntary bankruptcy proceeding against the Company (see Note 4) the Company was prevented from entering into a negotiated agreement which would have enabled it to purchase an approximately 25% equity interest in International Thoroughbred Breeders, Inc. ("ITB"). Consequently, NPD, Inc. was formed and consummated the same ITB purchase (see Note 6 above).

After the dismissal of the involuntary bankruptcy petition, in order to reinstate the Company to the position it would have been in as the purchaser of the ITB shares, in June 1997 the Company's Board of Directors approved an agreement in principal with NPD, and in August 1997 the Company and NPD executed an agreement pursuant to which the Company purchased from NPD, for a purchase price of $2.5 million ($200,000 in cash and a note for $2.3 million), an option to acquire 100% of the ITB shares owned by NPD (the "Option"). Prior to entering into this agreement, the Company's Board of Directors obtained a third-party appraisal of the Option, which set the value of the Option at $2.5 million. If the Option is exercised, the Company will purchase the ITB shares for the same cash portion of the purchase price NPD paid for the ITB shares and the Company will assume the $5.8 million promissory note issued by NPD to Brennan at the closing for the remainder of the purchase price for the ITB shares. A portion of the Option exercise price would be paid through the Company's cancellation of the $3.0 million loan to NPD discussed above (see Note 6).

The Option granted to the Company is subject to an option which has also been granted by NPD to Mr. DeSantis to purchase 50% of the ITB shares from NPD which, if exercised by Mr. DeSantis, would nonetheless permit the Company to acquire the remaining 50% of the ITB shares. Furthermore, each of the Company's and Mr. DeSantis' option has been subject to a one year option which was granted by NPD to Robert Green (at the closing of the ITB share purchase) to purchase 50% of the ITB shares. In the event either the Green or DeSantis options are exercised, then the $2.3 million note held by NPD in partial payment of the Option will be reduced proportionately by the percentage of the ITB shares remaining subject to the Option.

(8) PREFERRED STOCK

   In connection with the Exchange Offer (see Note 5 above), the Company issued 58,000 shares of preferred stock with a face value of $100 per share. Dividends

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

are at an annual rate of 14%, payable quarterly at the option of the Company, in cash, common stock, preferred stock, or a combination of all three. Dividends declared and unpaid at December 31, 1997 totaled approximately $600,000.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Nine month periods ended December 31, 1997 and 1996

While the Company's net operating results improved substantially during the nine months ended December 31, 1997 (compared to the nine months ended December 31, 1996), the Company, nevertheless incurred an operating loss of $1.4 million (compared to an operating loss of $4.9 million during that prior period). Perhaps of most significance, net equity was increased by $9.4 million during the nine month period.

Although total net revenues decreased by $1.2 million, the reduction in general and administrative expenses by $1.7 million, or 47%, and the reduction in the provisions for losses on the car loan portfolio by $3.0 million when compared to the prior period resulted in a $3.5 million improvement versus the prior period. However, net income and net equity were primarily determined not by these operating results, but, to a greater extent, by the results of the Debenture Exchange Offer and subsequent Debenture repurchases. The result of these Debenture transactions (see Note 5) during the nine months was a favorable impact to net equity of $11.5 million. While the Debenture Exchange Offer was significantly favorable to net equity, and required no cash expenditures, present accounting standards require that the Exchange Offer be recorded as a loss to income of $6.3 million. This recorded loss was partially offset by the $3.2 million gain recorded for the Debenture buyback. Thus, net income, in total, was recorded as a loss of $5.1 million for the nine months, compared to a loss of $7.1 million for the nine months ended December 31, 1996.

Revenues from installment contracts receivable (consumer used-car loans) were $0.5 million during the nine months ended December 31, 1997, which represented a $0.8 million decrease compared to the $1.3 million realized during the nine months ended December 31, 1996. This decrease resulted from the reduced size of the Company's portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or are written off, the portfolio decreases in size. The principal repayment portion of the collections on the portfolio is not recorded as revenue. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, substantially and rapidly decline from their present level of $100,000 per quarter.

The net viatical revenues realized in the nine months ended December 31, 1997, was $9,000 compared to the $400,000 of such revenues reported in the nine months ended December 31, 1996. The Company generally ceased purchasing such policies after September 1994 and, in May and July 1995, sold the majority of the Company's portfolio. Future net revenues from this remaining portfolio of approximately nineteen policies will be irregular, depending upon the timing of mortality of the insured.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

General and administrative expenses were $1.9 million during the nine months ended December 31, 1997, which represented a reduction of $1.7 million or 47%, compared to the $3.6 million expended during the nine months ended December 31, 1996. This decrease resulted primarily from the effect of the Company's change in management in September 1996. The employee staff of the Company was significantly reduced and the Company's offices were moved from Miami Beach, Florida to Albuquerque, New Mexico. The cost of administering and collecting the portfolio of consumer car loans is included in general and administrative expenses.

Provisions for credit losses in connection with the portfolio of installment contracts receivable for the nine months ended December 31, 1997, were $30,000 as compared to the $3.0 million for the nine months ended December 31, 1996. The decrease of $2.9 million was primarily the result of the shrinking size of the total portfolio outstanding.

Operating losses for the nine months ended December 31, 1997 were $1.4 million, compared to $4.9 million reported for the nine months ended December 31, 1996. In total, the $3.5 million reduction in operating losses was primarily due to (as detailed above) the stabilization of the consumer loan portfolio and the reduction in general and administrative expenses.

As a result of the Exchange Offer, the Company recorded a non-cash charge for Debenture conversion of $6.3 million, and recorded an equal offsetting increase to additional paid-in capital. The conversion of the Debentures to common and preferred stock had, in total, a positive effect on net equity for the nine months ended December 31, 1997 of $8.3 million.

In addition, the Company realized a $3.2 million gain on early extinguishment of debt in connection with Debentures repurchased during the nine months ended December 31, 1997.

The net effect of all of the foregoing resulted in a loss of $5.1 million or $0.84 per share for the nine months ended December 31, 1997; however, net equity increased by $9.5 million during the period due to Debenture repurchases and the Exchange Offer. The net loss for the same period last year was $7.1 million, or $1.53 per share.

Results of Operations: Three month periods ended December 31, 1997 and 1996

Revenues from installment contracts receivable (consumer used-car loans) were $0.1 million during the three months ended December 31, 1997, which represented a $0.2 million decrease compared to the $0.3 million realized during the three months ended December 31, 1996. This decrease resulted from the reduced size of the Company's

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or are written off, the portfolio decreases in size. The principal repayment portion of the collections on the portfolio is not recorded as revenue. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, substantially and rapidly decline from their present level of $100,000 per quarter.

The net viatical revenues realized in the three months ended December 31, 1997, were $9,000 compared to the $350,000 of such revenues reported in the three months ended December 31, 1996. The Company generally ceased purchasing such policies after September 1994 and, in May and July 1995, sold the majority of the Company's portfolio. Future net revenues from this remaining portfolio of approximately twenty policies will be irregular, depending upon the timing of mortality of the insured.

General and administrative expenses were $0.5 million during the three months ended December 31, 1997, which represented a reduction of $0.2 million compared to the $0.7 million expended during the three months ended December 31, 1996. This decrease resulted to a substantial degree from the continuing efforts of the Company's new management to reduce expenses and the reduced cost of administering and collecting the consumer car loan portfolio, which is included in general and administrative expenses.

Provisions for credit losses in connection with the portfolio of installment contracts receivable for the three months ended December 31, 1997 were $30,000. This represented a decrease of $33,000 compared to the three months ended December 31, 1996, and was primarily the result of the shrinking size of the total portfolio outstanding.

Operating losses for the three months ended December 31, 1997 were $0.4 million, compared to $0.1 million reported for the three months ended December 31, 1996. In total, the $0.3 million increase in operating losses was primarily due to the $0.5 million decrease in revenue, partially offset by the $0.2 million reduction in general and administrative expenses, as detailed above.

The net effect of all of the foregoing resulted in net loss of $0.6 million or $0.09 per share for the three months ended December 31, 1997, compared to a net loss of $0.6 million, or $0.12 per share, for the prior year period. The number of shares outstanding were higher in the present period due to the shares issued as a result the Debenture Exchange Offer (see Note 5).

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's immediate viability as a going concern is dependent upon the continued restructuring of its obligations, and, ultimately, the installation of a new line of business and a return to profitability. At December 31, 1997, the Company had cash and cash equivalents of approximately $0.7 million, and total liabilities exceeded total assets. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization (see Note 2 to the Financial Statements). The Company anticipates, but cannot assure, that it will emerge from Chapter 11 as a restructured, viable entity.


Cash flows from operations was a negative $0.7 million for the nine months ended December 31, 1997. This compares to the positive cash flow from operations of $1.3 million for the nine months ended December 31, 1996. The decrease of $2.0 million is primarily due to a reduction of receipts by $4.8 million, which was partially offset by expenditure reductions of $2.8 million. The $4.8 million reduction of receipts resulted from the combination of a $3.5 million decrease in car loan receipts (due to the shrinking size of the portfolio), and $1.3 million in prior period nonrecurring net viatical collections. The $2.8 million in expenditure reductions resulted from a $1.7 million reduction in general and administrative expenses, a $0.8 million reduction in interest expense and a net reduction of $0.3 million in other miscellaneous items.

The Company's portfolio of unmatured viatical insurance policies consisted of 19 policies at December 31, 1997, having a combined face value of approximately $2.1 million and a net book value of approximately $0.5 million. The Company generally ceased purchasing new policies as of September 1994. Receipt of revenues from these policies will be irregular, depending upon the timing of the mortality of the insured.

The portfolio of installment contracts receivable at December 31, 1997 was $0.7 million (excluding such contracts with respect to which there has been a repossession of the underlying collateral or a charge-off, and before the effect of reserves). The portfolio consisted of approximately 308 active used car loans, of which approximately 57% (on a dollar-weighted basis) are thirty days or more past due. The Company commenced purchasing these contracts in May 1994, and ceased purchases on December 22, 1995. Future revenues from this portfolio will, in general, decline from their present level as the loans mature and the portfolio thus diminishes.

Cash flows from investing activities for the nine months ended December 31, 1997 was a deficit of $5.2 million, which was primarily the result of funding the $2.0 million collateral escrow account in connection with the NPD transaction for the ITB shares, and the loan to NPD for $3.0 million (see Note 6). Cash flows from investing activities for the nine months ended December 31, 1996 was a positive $6.2 million, which was primarily due to the sale of IAP.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Cash flows from financing activities was a deficit of $5.7 million during the nine months ended December 31, 1997, which was the result of the repurchase of Debentures. There were no cash flows from financing activities during the nine months ended December 31, 1996.

   In summary, due to the foregoing factors, the Company's cash and cash equivalents decreased by $11.7 million during the nine months ended December 31, 1997, to a total of $0.7 million. This decrease was largely due to the repurchase of Debentures, the loan to NPD, and to the funding of the escrow account. In comparison, for the nine months ended December 31, 1996, there was a $7.5 million increase in cash equivalents, largely due to the sale of IAP, to a total of $10.6 million. During the nine months ending December 31, 1997, the Company's net equity improved substantially, from a deficit of $11.9 million, to a lower deficit of $2.4 million, an improvement of $9.5 million.

Historically, the Company's primary source of capital has been sales of equity and debt securities, including the Company's initial equity offering in July 1990 which resulted in net proceeds of approximately $7.6 million, and the September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prepayments without penalty and the Exchange Offer, the outstanding principal balance of Debentures was $7.2 million at December 31, 1997.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 22, 1997, the Company voluntarily filed for protection and reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (Case No. 11-97-15499 MA).

On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits (Living Benefits, a New Mexico corporation, v. AutoLend Group, Inc., a Delaware corporation (formerly known as CAPX Corporation) and LB NM, Inc., a Delaware corporation: Case No. CIV 96 0993 SC). The complaint alleges that the Company is obligated to the plaintiff for an amount in excess of $1.6 million, together with interest at the rate of 8.75% from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the plaintiff and the Company dated March 14, 1992. The plaintiff is also seeking punitive damages for bad faith in an undisclosed amount, and attorney's fees. On June 11, 1997, an Offer of Judgment was made to the plaintiff in the amount of $656,600 together with costs accrued as of that date. The company disputes this claim, and will vigorously defend against any claim by Living Benefits as part of the voluntary bankruptcy matter.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 19, 1996, the Company was obligated to make an interest payment of approximately $2.1 million on its convertible subordinated Debentures. In October 1996, the Company initiated an Exchange Offer to exchange shares of common and preferred stock for any or all outstanding Debentures, including this interest which had

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
just come due. The Exchange Offer expired on April 8, 1997, and the Company accepted all Debentures tendered, which amounted to $7.2 million face value, which was approximately one-third of the total of $22.1 million then outstanding.

On September 19, 1997, the Company was obligated to repay the entire principal balance then outstanding on the Debentures. The Company did not have the liquidity to repay the principal and interest and consequently, failed to make the payment when due. On September 22, 1997, the Company filed for protection and reorganization under Chapter 11 of the U.S. Bankruptcy code. A total of $7.2 million in principal and $1.6 million of unpaid interest remained under the Debentures at December 31, 1997.

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

AUTOLEND GROUP, INC.

(Registrant)

SIGNATURE                      TITLE                           DATE
---------                      -----                           ----

/s/ Nunzio P. DeSantis         Chairman of the Board,          February 13, 1998
----------------------         Chief Executive Officer
Nunzio P. DeSantis

/s/ Jeffrey Ovington           Executive Vice President        February 13, 1998
----------------------         (chief accounting officer)
Jeffrey Ovington