Form 10-K405
period 1998-03-31
AUTOLEND GROUP INC
filed 1998-07-14
CIK 851697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1998

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

                         Commission file number 1-10569
                              AUTOLEND GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in the charter)

                   Delaware                                  22-3137244
                   --------                                  ----------
         (State or other jurisdiction                      (I.R.S. Employer
         of incorporation of organization)                Identification No.)

          600 Central SW, Third Floor, Albuquerque, New Mexico  87102
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (505) 247-9429
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
    COMMON STOCK, $.002 PAR VALUE                         NONE

Securities registered pursuant to Section 12(g) of the Act:

                                CLASS A WARRANTS
                                CLASS B WARRANTS

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the Registrant's common stock was 6,079,530 at July 1, 1998.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No ___

Based on the closing sale price on June 18, 1998 (the last reported sale price), the aggregate market value of the voting stock held by nonaffiliates of the Registrant was $55,457.
================================================================================

                               TABLE OF CONTENTS

                                                                                             Page
Part I
     Item 1.   Business.....................................................................    1
     Item 2.   Properties...................................................................    9
     Item 3.   Legal Proceedings............................................................   10
     Item 4.   Submission of Matters to a Vote of Securities Holders........................   11
Part II
     Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters........   11
     Item 6.   Selected Financial Data......................................................   13
     Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations..................................................................   15
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...................   21
     Item 8.   Financial Statements and Supplementary Data..................................   21
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..................................................................   21
Part III
     Item 10.  Directors and Executive Officers of the Registrant...........................   21
     Item 11.  Executive Compensation.......................................................   23
     Item 12.  Security Ownership of Certain Beneficial Owners and Management...............   25
     Item 13.  Certain Relationships and Related Transactions...............................   26
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............   26
Signatures..................................................................................   31


This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.


                          FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors inherent in the consummation of any plan in a Chapter 11 bankruptcy case, e.g., the risk of liquidating assets at less than their projected value and claims being allowed in an amount different from the amounts projected by the Company; the consummation of certain pending settlements of litigation affecting interests of the Company; the perceived difficulties from the Company's bankruptcy which could adversely affect its existing and proposed operations and other difficulties relating to its Chapter 11 bankruptcy; and the risks relating to the operation of a gaming business which forms a significant part of the Company's Plan of Reorganization. From time to time, AutoLend Group, Inc., may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                                    PART I


ITEM 1.  BUSINESS.

GENERAL

AutoLend Group, Inc., a Delaware corporation formerly known as CAPX Corporation (with its subsidiaries, the "Company" or "AutoLend"), through its wholly owned subsidiaries, AutoLend Corporation, AutoLend IAP, Inc. ("IAP"), LB NM, Inc. ("LBNM"), and American Life Resources Group, Inc. ("ALRG"), has been engaged in the businesses of: (i) maintaining a portfolio of sub-prime consumer car loan contracts purchased from used-car dealers ("Installment Contract Receivables");
(ii) providing short-term two to six weeks "floor" financing to selected used-car dealers for purchases of used automobiles ("Inventory Assistance Program"); and (iii) maintaining a portfolio of unmatured life insurance policies ("Policies") purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements.

The Company presently maintains a residual portfolio of Installment Contracts Receivable through its subsidiary AutoLend Corporation; the Company ceased purchasing these consumer car loans in December 1995. The portfolio of Installment Contracts Receivable at March 31, 1998 was $0.5 million before reserves, and consisted of 178 active consumer loans. The Company also presently maintains a residual portfolio of Policies through its subsidiaries LBNM and ALRG; the Company ceased purchasing such Policies in September 1994. The 15 remaining Policies have a combined face value of $1.9 million and a net book value of $0.3 million on March 31, 1998. Since the sale of IAP in September 1996 (see "Discontinued Operations" below), the Company's business activities have been primarily concentrated on the development or acquisition of a new business, the resolution of certain obligations and litigation associated with former operations, the collection of amounts due from the outstanding Installment Contracts Receivable, and the collection of proceeds from the Policies.

As a result of the Company's inability to make repayment on, and resultant default against, its outstanding 9.5 percent Convertible Subordinated Debentures due September 19, 1997 (the "Debentures," as described more fully below), on September 22, 1997, the Company filed for protection (the "Bankruptcy Petition") under Chapter 11 of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business as debtor-in-possession. Effective January 16, 1998, the Company filed its initial detailed Plan of Reorganization and a Disclosure Statement (collectively, the "Plan"), which outline the Company's plans for the resolution of the bankruptcy and for the development of a new business. The Plan has been revised several times as conditions require. A hearing on the

Disclosure Statement is scheduled for July 30, 1998. Because of the Bankruptcy Petition, there is substantial doubt about the Company's ability to continue as a going concern.


EVENTS LEADING UP TO THE COMPANY'S BANKRUPTCY

At the end of March 1994, when the Company was still called CAPX Corporation, its net equity was a positive $2.7 million. At about this time, the Company's former management launched the sub-prime consumer car loan business through AutoLend Corporation and soon thereafter changed the Company's name to AutoLend Group, Inc. By December 1995, net equity was down to $0.7 million and, more significantly, for the 21-month period from March 1994 to December 1995, cumulative losses before the impact of Debenture buybacks totaled $12.1 million. These losses were predominately due to the operations of the consumer car loan business. On December 26, 1995, the founder of the Company, Nunzio DeSantis, who was still the largest single stockholder, commenced legal actions against the then-current management of the Company. This stockholder litigation took nine months, and resulted in a Stipulation of Settlement that was approved, after due notice, by the Delaware Chancery Court (the "Stipulation"). By the time Mr. DeSantis and new management took control of the Company in September 1996, net equity had fallen to a negative $6.9 million (after further losses during that time of about $7.4 million). By September 1996, in the 30 months since the start of the consumer car loan business, losses totaling $19.6 million had been incurred before the impact of Debenture buybacks. In addition, in the first six months after new management took control, additional loan loss expenses and asset write-downs were made against the former operations of the Company, further deteriorating the net equity. In spite of this substantial negative net equity, the new management of the Company was faced with the requirement of repaying $22.1 million in Debenture debt (plus accrued interest) by September 1997.

On October 22, 1996, approximately one month after new management assumed control of the Company, the Company initiated an exchange offer (the "Exchange Offer") for its outstanding Debentures (see "Debentures and the Exchange Offer"). However, on November 1, 1996, four holders of the Company's Debentures filed an involuntary petition against the Company in Bankruptcy Court. The petition was dismissed effective April 7, 1997. During the pendency of this action until its dismissal, the Company was restricted in its ability to actively pursue any new business activity (see "Involuntary Bankruptcy Proceeding").

After the dismissal of the Involuntary Bankruptcy Proceeding on April 8, 1997, the Exchange Offer expired, and the Company issued an aggregate of 1.4 million shares of its common stock $.002 par value per share (the "Common Stock") and 57,800 shares of newly created preferred stock $.002 par value per share (the "Preferred Stock") in exchange for $7.2 million in principal amount of Debentures. In addition, accrued interest, totaling $1.1 million was canceled. In connection with the Exchange Offer, a non-cash charge of $6.3 million was recorded (see "Debentures and the Exchange Offer" below).

During the year ended March 31, 1998, excluding the Exchange Offer, the Company also repurchased Debentures representing $8.9 million in combined principal amount and accrued interest for $5.7 million in cash, which resulted in a gain of $3.2 million. As a result of the Exchange Offer and the subsequent Debenture repurchases, the principal balance of Debentures and accrued interest during the fiscal year ended March 31, 1998, were reduced to $7.2 million and $1.7 million, respectively.

On September 19, 1997, the entire principal balance of the Debentures became due and payable. For approximately a year and a half prior to this due date, the Company had a negative net equity. During the year leading up to the due date, this equity deficit had been substantially reduced, but not to the point where the remaining Debentures could be redeemed. Therefore, on September 22, 1997, the Company filed a voluntary petition for protection under Chapter 11 of the Code in the Bankruptcy Court.

In conjunction with the present Chapter 11 proceedings, the Company has filed its Plan with the Bankruptcy Court proposing the resolution of the bankruptcy and the future course of its business. The success of the Plan is highly dependent on the acquisition by the Company of a new business which consists primarily of acquiring and operating gaming devices and machines for certain non-profit organizations located in New Mexico. The Plan will be distributed to the Company's creditors before the balloting and confirmation hearing on the Plan, and will need approval by the Bankruptcy Court. The Company expects this process will take several months to complete after Bankruptcy Court approval. Although the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so. If the Company is prevented from emerging from bankruptcy, it would most likely be liquidated, which would result in the elimination of the Common and Preferred Stock, and payments to creditors of amounts less than their claims. Management believes that the amounts which might be received by creditors under such a liquidation scenario would likely be less than as proposed under the Plan.


THE PURSUIT OF A CONTROLLING INTEREST IN ITB

In connection with the Company's pursuit of a new business, shortly after new management assumed control, the Company entered into negotiations in October 1996 to directly purchase an approximately 25 percent equity interest (the "ITB Shares") in International Thoroughbred Breeders, Inc. ("ITB"), in a private sale from ITB's former chairman, Robert E. Brennan ("Brennan"). ITB is an American Stock Exchange listed company which owns and operates Garden State Park and Freehold Raceway in New Jersey and which owns the former El Rancho Casino property in Las Vegas, Nevada. ITB is much larger than the Company, having a net equity of approximately $75 million, annual revenues of approximately $68 million, and approximately 700 employees (according to ITB's most recent Form 10-Q and Form 10-K).

However, due to the involuntary bankruptcy proceeding (see "Involuntary Bankruptcy Proceeding" below) (the "Involuntary Bankruptcy Proceeding"), the Company was prevented from consummating the purchase. With the Company thus blocked, Nunzio DeSantis (the Company's Chairman and CEO) and Anthony Coelho (a Director of the Company) formed NPD, Inc. ("NPD") to purchase the ITB Shares.
In connection with its purchase, which was effective January 15, 1997, NPD was granted the right to appoint a majority of the Directors of the Board of ITB. Concurrently with its formation, NPD had agreed to grant the Company the right to later purchase the ITB Shares from NPD at the same price NPD had agreed to pay for the ITB Shares. As consideration, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan at closing. The Company further agreed that, following the dismissal of the Involuntary Bankruptcy Proceeding, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan for the ITB Shares and to effectuate this, would deposit $2.0 million into a cash collateral escrow account to secure NPD's obligation (the "Escrow" deposit). However, the Bankruptcy Court before which the Involuntary Bankruptcy Proceeding was pending enjoined the making of the agreed-upon loan by the Company to NPD and, as a result, the right was not granted to the Company. Nonetheless, following the dismissal of the Involuntary Bankruptcy Proceeding, and in accordance with its agreement, the Company executed and delivered its guarantee, depositing the required $2.0 million in the cash collateral escrow account. At March 31, 1998, the funds were held in escrow by an unrelated third party and were invested in U.S. Treasury obligations.

On July 10, 1997, a loan of $3.0 million was made to NPD (the "NPD Loan"). The loan accrues interest at the rate of 10 percent per annum, and is payable in full, together with all accrued interest, on July 9, 1999. The loan is secured by a pledge by NPD of the ITB Shares owned by it, subject to a prior lien and pledge by NPD of the ITB Shares as security for NPD's obligation to pay the balance of the purchase price due for the ITB Shares. NPD used the proceeds of the loan to repay an earlier loan made by an unaffiliated third party, which repayment resulted also in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB Shares.


THE ITB OPTION

As a result of the Involuntary Bankruptcy Proceeding against the Company, the Company was prevented from entering into a negotiated agreement which would have enabled it to purchase an approximately 25 percent equity interest in ITB. Consequently, NPD was formed and consummated the purchase of the ITB Shares.

In August 1997 the Company purchased from NPD an option to purchase the ITB Shares held by NPD (the "Option"). The Option granted to the Company is subject to an option granted by NPD to Mr. DeSantis to purchase 50 percent of the ITB Shares owned by NPD at the date of exercise. Furthermore, both of the options owned by the Company and by Mr. DeSantis are subject to a one year option previously granted by NPD to an unaffiliated third party in January 1997. This option provided this individual the right to purchase 50 percent of the ITB Shares owned by NPD at the date of exercise.

The Option held by the Company states that it must purchase all of the ITB Shares owned by NPD at the date of exercise, which would be from one-fourth of the shares originally purchased by NPD at a minimum, to 100 percent of these shares in the event no other options are exercised. Prior to consummating the purchase of the Option, the Company's Board of Directors obtained and reviewed a draft of a third-party appraisal of the Option, which set the value of the Option at $2.5 million if the Company has the ability to acquire 100 percent of the ITB Shares. As of June 19, 1998, this appraisal had not been finalized.

The Company paid $0.2 million in cash for the Option at the closing date, and also executed a note (the "NPD Note Payable"), which accrues interest at 10 percent per annum and is payable in full, including accrued and unpaid interest, on July 9, 1999. The total principal amount of the NPD Note Payable is $2.3 million, if the Company has the ability to acquire 100 percent of the ITB Shares, but is reduced proportionally (including accrued interest from the date of inception) by the percentage of the ITB Shares unavailable, as stated above. Therefore, at March 31, 1998, only one-fourth of the potential purchase price and corresponding debt, or $425,000, and one-fourth of the potential option right, has been reflected in the Company's consolidated financial statements. However, the balance of the debt obligation does represent a contingent obligation in the event that the Company has the ability to acquire all the ITB Shares held by NPD.

The provisions of the Option stipulate that it may not be exercised by a company in bankruptcy, and the Option expires on August 29, 1998. The Option may however be extended at the discretion of NPD. In the event that the Company were to be able to exercise the Option, the Company would purchase the ITB Shares from NPD at the same price paid by NPD, which was $4.00 per share. However, this would only be attractive to the Company if the then market price of the ITB Shares were higher than this $4.00 "strike price." ITB stock has been suspended from trading since October 13, 1997, and last traded at $3.50. It is unclear if the stock will resume trading before the expiration of the Option.


THE PENDING ITB SETTLEMENT

On June 5, 1998, the Company, as debtor-in-possession, filed an adversary claim with the Bankruptcy Court against NPD: AutoLend Group Inc. vs. NPD Inc., Adversary No. 98-1136M (hereinafter, the "NPD Claim"). The NPD Claim seeks, among other things, the return to the Company of the $2.0 million Escrow deposit (plus interest), the immediate repayment to the Company by NPD of the $3.0 million NPD Loan (plus interest), and the cancellation of the Option and corresponding cancellation of the Company's obligations under the NPD Note Payable and return of the $0.2 million cash down payment on the Option.

On July 2, 1998, all the members of ITB's Board of Directors, and various other parties (including NPD) involved in litigation over ITB, jointly executed and filed with the Court of Chancery in the State of Delaware (the "Chancery Court") a Stipulation and Agreement of Compromise, Settlement and Release, C.A. No. 15919, which was entered into subject to the Chancery Court's (and certain other creditors specified therein) approval (hereinafter, the "Delaware ITB Agreement"). The Delaware ITB Agreement addresses many issues outside the scope of the Company's concern; its provisions relevant to the Company include the return of the $2.0 million Escrow deposit (plus interest) to the Company, the exchange of mutual releases, and the purchase by ITB from NPD of the ITB Shares with a combination of cash and ITB's assumption of NPD's note payable to the Brennan estate. (According to NPD's financial statements, as obtained in the Bankruptcy process, NPD at present has little or no cash, and its primary asset is the presently untradable block of ITB Shares. Thus, the receipt of cash by NPD from ITB under the Delaware ITB Agreement would substantially facilitate the resolution of the NPD Claim described above.) The Delaware ITB Agreement also provides for additional contingent consideration which may be received by NPD in connection with the possible sale of ITB's Las Vegas, Nevada, real estate. The Delaware ITB Agreement is contingent upon approval by various parties including the Bankruptcy Court and the Chancery Court, and further requires the Company to assume ITB's office lease in Albuquerque (which is where the Company presently subleases its offices), and cancels all options relating to the ITB Shares, including the ITB Option. A hearing on the Delaware ITB Agreement is set for August 25, 1998.

On July 10, 1998, the Company, as a debtor-in-possession, filed with the Bankruptcy Court the Debtor's Motion to Approve Compromise (ITB Transaction), No. 11-97-15499-MA (hereinafter, the "ITB Settlement"). This ITB Settlement provides for, among other things, the Bankruptcy Court's approval of the Delaware ITB Agreement, and subject to the final approval of the Delaware ITB Agreement by all necessary parties (including the Chancery Court), the ITB Settlement provides for the resolution of the NPD Claim described above. Specifically, the ITB Settlement would result in the return of the $2.0 million Escrow deposit (plus interest) to the Company, the cancellation of the ITB Option and corresponding Company obligation under the NPD Note Payable, the prepayment to the Company by NPD of $2.3 million of the $3.0 million NPD Loan, and the contingent payment to the Company by NPD of a portion of the additional funds which may be received by NPD (or its affiliates) in connection with the possible sale of ITB's Las Vegas real estate (which contingent funds could, in combination with the $2.3 million, exceed the $3.0 million NPD Loan owed to the Company). The deadline for receipt of objections to the ITB Settlement is July 30, 1998.

If the ITB Settlement is approved by the Bankruptcy Court and all of the remaining approvals for the Delaware ITB Agreement are received, including approval by the Chancery Court, the Company will receive cash of $4.3 million plus interest (which is presently anticipated to be received at the end of September 1998, although no assurance can be given to such date), and will have its obligation under the NPD Note Payable canceled, and will have the possibility of receipt of certain additional contingent consideration. There can be no assurances that such approvals from the Chancery Court, the Bankruptcy Court, and certain creditors named in the Delaware ITB Agreement can be obtained. If the ITB Settlement and the Delaware ITB Agreement are not approved, the receipt by the Company of comparable amounts of cash cannot be assured, and whatever cash is ultimately received by the Company would almost certainly take significantly longer to receive.

EMPLOYEES

As of March 31, 1998, the Company and its subsidiaries had three full-time employees. The Company believes its relations with its employees are good.


ADDITIONAL DISCLOSURE ON ISSUES REFERENCED ABOVE

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

The Plaintiff Stockholders and the Defendants entered into extensive arms-length negotiations concerning a change in existing management and the resolution of all claims between the parties. As a result of these negotiations, the parties entered into a Stipulation of Settlement (the "Stipulation"). The Stipulation was approved by the Court after due notice was sent to all of the Company's stockholders. The transactions constituting the Stipulation were consummated on September 18, 1996. Pursuant to the Stipulation, all pending claims were dismissed and, among other things: (i) the former executive management of the Company resigned, (ii) all of the directors of the Company other than Dr. Philip Vitale resigned from the Board; (iii) Mr. DeSantis was appointed to the Board and was elected Chairman and Chief Executive Officer; and, (iv) the Company's AutoLend IAP, Inc. subsidiary was sold to an affiliate of the departing management (see "Discontinued Operations" below). As a result, the entire management and employee staff of the Company was changed and significantly reduced, and the Company's offices were moved from Miami Beach, Florida, to Albuquerque, New Mexico.


   DEBENTURES AND THE EXCHANGE OFFER

In September 1991, the Company, under its initial name of CapRx, Ltd., issued $55.0 million in principal amount of its 9.5 percent Convertible Subordinated Debentures due September 1997 (the "Debentures") in a private placement offering to European investors. During fiscal years 1995 and 1996, the Company prepaid without penalty $32.9 million in principal amount of Debentures, at a cost of approximately $17.8 million, leaving the outstanding principal amount of Debentures at $22.1 million at March 31, 1997. All outstanding Debentures were due to be paid in their entirety on September 19, 1997.

Following the substantial losses incurred in the consumer used-car finance business, the decision by prior management to terminate that business, the Company's deterioration to a position of negative net worth and, finally, the change in management, the Company's viability as a going concern became dependent upon the restructuring of its obligations and asset base

(and ultimately, reaching a point of profitability). The new management and Board desired to return the Company to profitability through engaging in new businesses. However, since the entire utilization of the Company's assets would have been insufficient to repay the outstanding Debentures when they became due, an alternative resolution was sought which would be mutually acceptable to the Company and the Debenture holders.

Consequently, on October 22, 1996, the Company initiated an offer to exchange shares of its Common Stock and its newly created Preferred Stock for any or all outstanding Debentures tendered in the Exchange Offer, on the basis of 200 shares of Common Stock and eight shares of Preferred Stock for each $1,000 principal amount of Debentures exchanged, including accrued interest thereon. On April 8, 1997, at the expiration of the Exchange Offer as extended by the Company, the Company accepted for exchange an aggregate of approximately $7.2 million in principal amount of Debentures which had been tendered in the Exchange Offer, and issued an aggregate of approximately 1.4 million shares of Common Stock and 57,800 shares of Preferred Stock. Pursuant to the Exchange Offer, the Company issued 855,205 shares of Common Stock valued at $0.5625 per share and 57,800 shares of its Preferred Stock valued at $100 per share in excess of the original conversion privilege offered by these Debentures. As a result, the Company recorded during the year ended March 31, 1998, a non-cash transaction: a conversion change of $6.3 million, an increase to additional paid-in capital of $14.5 million, and an increase in the Common Stock of $2,889 and Preferred Stock of $116.

Since the expiration of the Exchange Offer, the Company has repurchased Debentures for approximately $5.7 million in cash, at a discount from face value. Notwithstanding the Exchange Offer and subsequent Debenture purchases, the Company's assets remained insufficient to repay the remaining outstanding Debentures when they become due. As a result, the Company filed for protection under Chapter 11 of the Code in the Bankruptcy Court on September 22, 1997.


   INVOLUNTARY BANKRUPTCY PROCEEDING

On November 1, 1996, four holders of the Company's Debentures filed a petition against the Company in the Bankruptcy Court alleging that the Company was not paying its debts as they became due. In March 1997, the petitioning creditors accepted an offer from an unaffiliated third party to purchase their Debentures. In connection with the repurchase, the Bankruptcy Court granted a joint motion of the Company and the petitioning creditors, and the involuntary bankruptcy petition was dismissed against the Company, effective April 7, 1997 (see Note 6 to the Company's consolidated financial statements).

Following the dismissal of the Involuntary Bankruptcy Proceeding, the Company was able to consummate the Exchange Offer, and the Company again directed its efforts toward seeking a viable acquisition opportunity in the gaming or entertainment business and continued to collect Installment Contract Receivables from its consumer finance business and to service Policies in its viatical business.

   DISCONTINUED OPERATIONS

In connection with the Stipulation (see "Change in Management" above), the Company's former subsidiary, IAP, was sold on September 18, 1996, to Auction Finance Group, Inc., a corporation controlled by Steve Simon, the former President and chairman of the Board of the Company, pursuant to the Stipulation arising in connection with stockholder derivative litigation commenced against the Company by certain shareholders and former directors, one of whom has become Chairman of the Board and Chief Executive Officer, and another of whom was a director (see "Change in Management" above and Note 9 to the Company's consolidated financial statements). IAP was begun in March 1995, was unprofitable while it was owned by the Company, and to the best of management's knowledge, is still unprofitable.


   PREFERRED STOCK

In connection with the Exchange Offer (see "Debentures and Exchange Offer" above), the Company issued 57,800 shares of Preferred Stock with a stated value of $100 per share and 1.4 million shares of Common Stock. Dividends are at an annual rate of 14 percent on the stated value, payable quarterly, and at the option of the Company may be paid in cash, common stock, preferred stock, or a combination thereof. Dividends unpaid at March 31, 1998, totaled approximately $600,000.


ITEM 2.  PROPERTIES.

On August 8, 1997, the Company relocated its principal executive offices from 215 Central NW to 600 Central SW, Albuquerque, New Mexico. At March 31, 1998, this space was being leased on a month-to-month basis. The Company believes that these arrangements are adequate to meet its needs.

In May 1994, the Company leased approximately 17,000 square feet of office space in Miami Beach, Florida, under a six-year non-cancelable lease. In February 1996, the Company moved out of these premises before the lease expiration date. As of September 30, 1997, approximately 35 months of the lease remained at a cost of $341,250 per year. On January 28, 1998, the Bankruptcy Court approved a settlement with the landlord, dated October 31, 1997, which released the Company from its obligations under the lease. The Company paid the landlord $105,850 (including funds on deposit) for complete satisfaction of all claims. The Company had provided a lease loss accrual of $516,000 during the fiscal year 1997 for the rent payments and other lease-related expenses called for under the lease. Because of the Bankruptcy Court-approved settlement with the landlord, a gain on settlement of the Miami lease of $266,378 was recorded for the fiscal year ended March 31, 1998.

Rent expense for operating leases has been lowered substantially. It was approximately $14,000 for the fiscal year ended March 31, 1998, compared to $179,000 for the fiscal year ended March 31, 1997, and $306,000 for the fiscal year ended March 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS.

Voluntary Bankruptcy  On September 22, 1997, the Company filed the Bankruptcy
--------------------
Petition for protection under Chapter 11 of the Code in the Bankruptcy Court. Effective January 16, 1998, the Company filed the Plan with the Bankruptcy Court proposing its plans for resolving the bankruptcy. The Plan has been amended several times as existing conditions from time to time require. A hearing on the Disclosure Statement is scheduled for July 30, 1998.

Living Benefits, Inc. On September 12, 1996, before present management took
--------------------
control, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits, Inc. (the "Plaintiff") [Living Benefits, Inc., a New Mexico corporation, v. AutoLend Group, Inc., a Delaware corporation (formerly known as CAPX Corporation) and LB NM, Inc., a Delaware corporation: Case No. CIV 96 0993 SC]. The complaint alleges that the Company is obligated to the Plaintiff for more than $1.6 million, with interest at 8.75 percent from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff is also seeking punitive damages for bad faith in an undisclosed amount and attorney's fees. On June 11, 1997, an Offer of Judgment was made to the Plaintiff of $656,600 with costs accrued as of that date; the offer was rejected by the Plaintiff. On December 30, 1997, the Plaintiff filed a claim for approximately $1.7 million, plus legal fees and punitive damages, with the Bankruptcy Court. On April 15, 1998, this suit was turned over to the jurisdiction of the Bankruptcy Court. This claim is presently classified as Unliquidated and Unimpaired under the Plan. A scheduling order has since been entered by the Bankruptcy Court, establishing July 31, 1998, as the discovery completion deadline; August 31, 1998, was established as the deadline for filing dispositive motions, and a status conference has been set for September 9, 1998. The trial is expected to begin about October 24, 1998. The Company disputes this claim and will vigorously defend against any claim by the Plaintiff as part of the Company's Bankruptcy Petition.

Rodman & Renshaw, Inc. On September 24, 1997, Rodman & Renshaw, Inc., an
----------------------
investment banking firm ("Rodman"), filed a complaint against several defendants, including the Company (collectively, "Defendants") in the Supreme Court of the State of New York, County of New York. The action against the Company was stayed by the filing of the Bankruptcy Petition before the Company's due date for filing an answer. Rodman alleges damages of $250,000 and requests costs, interest, and punitive damages of $1,000,000 from all the Defendants. The complaint alleges that the Defendants are liable to Rodman for damages by depriving Rodman of its fee for its efforts to procure financing for the buyers in connection with the disposition of IAP. The Company has several defenses to these claims, and believes that it may be improperly included as one of the Defendants. The Company will defend this action in a claims objection proceeding in its bankruptcy proceedings or as otherwise appropriate.

AutoLend Group, Inc. v. NPD, Inc.  On June 5, 1998, the Company filed Adversary
---------------------------------
No. 98-1136M, a compliant to recover certain transfers pursuant to 11 U.S.C.
(S)548. In the complaint, the Company has requested relief as follows: avoidance of certain transfers from the Company to NPD pursuant to 11 U.S.C. (S)548(a); the return to the Company of the $2.0 million deposited plus accrued interest in the cash collateral escrow account; a requirement that NPD release the Company from the note payable to NPD; the return of the $0.2 million cash paid to NPD for the ITB Option; early repayment of the $3.0 million which the Company lent to NPD; and pre- and post-judgment interest, costs, and attorneys fees (see Item 1. Business "The Pursuit of a Controlling Interest in ITB," "The ITB Option," and "The Pending ITB Settlement").

AutoLend Group, Inc. v. Nunzio P. DeSantis.  On June 5, 1998, the Company filed
-------------------------------------------
Adversary No. 98-1135M, a complaint to recover certain transfers pursuant to 11 U.S.C. (S)(S)547 and 548, and for indemnity. The Company has requested relief in the form of the return of $597,500 in payments, plus indemnity for any amounts which NPD fails to pay in the event the Company is granted judgment against NPD for pre and post- judgment interest, costs, and attorneys fees.

AutoLend Group, Inc. v. Jeffrey Ovington.  On June 5, 1998, the Company filed
-----------------------------------------
Adversary No. 98-1134M, which is a complaint for recovery of certain transfers pursuant to 11 U.S.C. (S)(S)547 and 548. The Company has requested relief in the form of the return of $100,000 in compensation payments, plus pre- and post-judgment interest, costs, and attorneys fees.

AutoLend Group, Inc. v. Vincent Villanueva.  On June 18, 1998, the Company filed
-------------------------------------------
Adversary No. 98-1145M, a complaint to recover certain transfers pursuant to 11 U.S.C. (S)(S)547 and 548. The Company has requested relief in the form of the return of $39,647 in payments, plus pre- and post-judgment interest, costs, and attorneys fees.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock currently trades under the symbol "AUTL" in the over-the-counter market on the Electronic Bulletin Board. Until May 21, 1996, the Common Stock and Class A Warrants were quoted on the Nasdaq Smallcap Market under the symbols "CARS" and "CARSW," respectively. On that date, the Common Stock and the Class A Warrants were delisted from the Nasdaq Smallcap Market because of the Company's failure to meet minimum net equity eligibility criteria for continued listing. The Common Stock was also listed on the Boston Stock Exchange under the symbol "OTO" until August 20, 1996, when it was also delisted for failure to meet minimum net equity requirements of that exchange.

The following table states for the periods indicated the range of high and low bid prices for the Common Stock and the Class A Warrants as reported by Nasdaq (until May 21, 1996), the Boston Stock Exchange (from May 22, 1996, to August 20, 1996), and the Electronic Bulletin

Board (thereafter). There were no trades of the Preferred Stock during the fiscal year ended March 31, 1998, and therefore have not been reflected in the schedule below. The prices reflect inter-dealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.

                                        Common Stock     Class A Warrants (1)
                                        ------------     --------------------
                                        High    Low        High         Low
                                        ----    ---        ----         ---
  Fiscal Year Ended March 31, 1997:

  Quarter ended June 30, 1996           $1.38  $ .50       $ --(2)     $ --(2)
  Quarter ended September 30, 1996       1.19    .56         --(2)       --(2)
  Quarter ended December 31, 1996         .94    .31          .01         .01
  Quarter ended March 31, 1997            .69    .16          .01         .01

  Fiscal Year Ended March 31, 1998:

  Quarter ended June 30, 1997            0.56   0.19          .01         .01
  Quarter ended September 30, 1997       0.22   0.05         --(2)       --(2)
  Quarter ended December 31, 1997        0.15    .01         --(2)       --(2)
  Quarter ended March 31, 1998            .10    .01         --(2)       --(2)

  Fiscal year ending March 31, 1999:

  Quarter ended June 30, 1998             .07    .01         --(2)       --(2)

  (1) Each Class A Warrant entitles the registered holder thereof to purchase one share of Common Stock and one Class B Warrant through January 31, 1998, at an exercise price of $4.00 subject to adjustment. Each Class B Warrant entitles the registered holder thereof to purchase one share of Common Stock from the date of issuance through January 31, 1998, at an exercise price of $7.00 subject to adjustment. The Class A and Class B Warrants were due to expire on January 31, 1998, when the Company was under the restrictions of the Chapter 11 Bankruptcy Proceeding and was thus unable to address the issue of extending their expiration date. The Plan includes provisions for treatment of the Warrants, subject to confirmation in the Bankruptcy Proceeding.

  (2)  There were no reported trades of Class A Warrants during these periods.

As of July 1, 1998, the last reported sale price for the Common Stock was $.01 based upon a June 18, 1998, trade on the Electronic Bulletin Board. At July 1, 1998, there were 6,079,530 shares of common stock outstanding and 78 holders of record.

The Company has paid no dividends on its Common Stock. The Company presently intends to retain any earnings to finance the development of its future business as approved in the Chapter 11 process. In addition, until all dividends on the outstanding shares of Preferred Stock have been paid, no dividend or other distribution may be paid on the Common Stock.

In connection with the Exchange Offer, the Company issued 57,800 shares of Preferred Stock with a stated value of $100 per share. Dividends on the Preferred Stock are at an annual rate of 14 percent on the stated value, payable quarterly, and at the option of the Company are payable, in cash, common stock, preferred stock, or a combination thereof. Dividends unpaid on the Preferred Stock at March 31, 1998, totaled approximately $600,000.


ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data of the Company for the fiscal years ended March 31, 1998, 1997, 1996, 1995, and 1994, has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto. The Company actively pursued the Policies (viatical settlements) business from April 1991 to September 1994. In May 1994, it commenced its Installment Contract Receivables (consumer car loans) business and in December 1995 ceased to purchase Installment Contract Receivables. The Inventory Assistance Program was started in March 1995 and sold in September 1996. The Company has since been engaged in no active business other than to collect the remaining Installment Contract Receivables and the Policies. Accordingly, results of operations are not indicative of future results (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                                                                              Fiscal Year Ended March 31
                                                            --------------------------------------------------------------
                                                                       In Thousands (except earnings per share)

                                                               1998         1997         1996         1995         1994
                                                            ----------   ----------  ----------   ----------   ----------
Statement of Operations Data:
-----------------------------
Finance charges on installment contracts                    $   588      $  1,671     $   7,808   $   2,719    $      -
Net revenue from matured insurance policies                       9           404           542       6,678       6,509
                                                           ----------   ----------   ----------   ----------   ----------
Total net revenues                                          $   597      $  2,075     $   8,350   $   9,397    $  6,509
                                                           ==========   ==========   ==========   ==========   ==========
Operating earnings/(loss), including
   loan loss provisions                                     $(1,469)     $ (7,402)    $ (10,404)  $   1,190    $  3,404
Net interest expense                                           (571)       (1,816)       (2,687)     (4,531)     (4,317)
Write-off of assets and accrual of expenses related
   to the consumer loan and viatical businesses                (132)       (2,109)            -           -           -
Realized gains/(losses) on sales of marketable securities         -             -             1      (1,649)        (33)
Tax offset to loss                                                -            86         4,936           -           -
Miscellaneous other income/(expense), net                      (250)         (461)          (27)         28           -
                                                           ----------   ----------   ----------   ----------   ----------
Results of operations, including interest expense,
   before Debenture conversion charge                        (2,422)      (11,702)       (8,181)     (4,962)       (946)
Non-cash debenture conversion charge                         (6,261)            -             -           -           -
                                                           ----------   ----------   ----------   ----------   ----------
Net loss before discontinued operations,
   extraordinary item, and cumulative effect of
   change in accounting principle                            (8,683)      (11,702)       (8,181)     (4,962)       (946)
Extraordinary item - net gain on early
   extinguishment of debt                                     3,172             -         7,307       2,030           -
Discontinued operations:
   Earnings/(loss) from operations of
      discontinued subsidiary                                     -          (153)          (48)        (68)          -
   Gain on sale of subsidiary                                     -           320             -           -           -
Cumulative effect of change in accounting principle               -             -           177           -           -
                                                           ----------   ----------   ----------   ----------   ----------
Net loss                                                    $(5,511)     $(11,535)    $    (745)  $  (3,000)    $  (946)
                                                           ==========   ==========   ==========   ==========   ==========

Per Share Data:
--------------

                                                                         1998         1997         1996        1995        1994
                                                                      ----------   ----------   ----------  ----------   ----------
Loss per share before discontinued operations, extraordinary item,
     and cummulative effect of change in accounting principle         $    (1.44)  $    (2.53)  $    (1.77) $    (1.07)  $    (0.20)

Discontinued operations                                                        -         0.04        (0.01)      (0.01)           -
                                                                      ----------   ----------   ----------  ----------   ----------
Loss per share before extraordinary items and cumulative
     effect of change in accounting principle                              (1.44)       (2.49)       (1.78)      (1.08)       (0.20)

Extraordinary items:
     Gain on early extinguishment of debt:                                  0.53            -         1.58        0.44            -
                                                                      ----------   ----------   ----------  ----------   ----------

Loss per share before cumulative effect of change in
     accounting principle                                                  (0.91)       (2.49)       (0.20)      (0.64)       (0.20)
Cumulative effect of change in accounting principle                            -            -         0.04           -            -
                                                                      ----------   ----------   ----------  ----------   ----------
Net loss                                                              $    (0.91)  $    (2.49)  $    (0.16) $    (0.64)  $    (0.20)
                                                                      ==========   ==========   ==========  ==========   ==========

Weighted average number of common and common equivalent
     shares outstanding                                                6,039,391    4,634,530    4,634,530   4,634,530    4,641,605
                                                                      ==========   ==========   ==========  ==========   ==========

Balance Sheet Data:
------------------

     Total Assets                                                     $    7,640   $   16,276   $   24,485  $   55,002   $   61,382
     Total Liabilities                                                    11,078       28,128       28,802      54,574       58,672
     Total Stockholders' Equity.                                          (3,438)     (11,852)        (317)        428        2,710

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

Although the Company was organized in May 1989, it did not begin its viatical settlements business until April 1991 when it acquired certain assets of Living Benefits, Inc. ("LBI"), including covenants not to compete from LBI's former owners. In April 1993, the Company acquired certain operating assets of American Life Resources Corporation (ALR Corp.), which was also engaged in the viatical settlements business; ALR Corp. retained the policies it had purchased before January 14, 1993. The Company generally ceased purchasing these Policies in September 1994, and by July 1995 had sold the majority of Policies still outstanding. Goodwill and intangibles related to these acquisitions were amortized over the remaining life of the Policies portfolio, extending through the fiscal year ended March 31, 1996, when they were fully amortized. The Company still holds a small residual portfolio of Policies.

The Company commenced purchasing "sub-prime" consumer used-car loans, or Installment Contract Receivables, in May 1994 through AutoLend Corporation and ceased purchasing them in December 1995. Loan loss provisions for this business from May 1994 through March 1997 totaled $13.9 million, on revenues of $12.8 million for the same period. The results of this business were the primary reasons the Company was unable to service the outstanding Debentures which forced it to file the Bankruptcy Petition. The net impact for the year ended March 31, 1998, was marginally positive, as the portfolio "winds down."

The Company commenced its Inventory Assistance Program in March 1995. IAP was unprofitable and was sold on September 18, 1996. Accordingly, for the fiscal years ended March 31, 1997, and 1996, net assets of IAP are included in the Company's financial statements as "Net assets of discontinued operations," and IAP net operating losses are included as "Discontinued operations-loss from operations of discontinued subsidiary," net of applicable income tax.

Since the sale of IAP, the Company's business activities have been primarily concentrated on the acquisition or development of a new business in the gaming industry, the resolution of certain obligations and litigation associated with former operations, the collection of amounts due from the outstanding Installment Contract Receivables and the collection of proceeds from the Policies.


RESULTS OF OPERATIONS

Fiscal year ended March 31, 1998, compared to fiscal year ended March 31, 1997

While the net loss for the year ended March 31, 1998, was approximately $5.5 million, this loss included a voluntary, non-cash conversion charge of approximately $6.3 million related to the retirement of certain outstanding Debentures. Excluding the Exchange Offer transaction, the Company's earnings were positive (which, as shown in the "Selected Financial Data" herein, is a result which has not been attained in the prior four years). Furthermore, the Exchange Offer incurring the $6.3 million charge resulted in the retirement of $8.3 million in debt, with no cash outlay by the Company, and further resulted in the improvement of the Company's equity by approximately $8 million.

Revenues on the consumer loan portfolio from Installment Contract Receivables (consumer used-car loans) were approximately $0.6 million for the fiscal year ended March 31, 1998, which represented a $1.1 million decrease compared to the $1.7 million realized for the fiscal year ended March 31, 1997. This decrease resulted from the reduced size of the Company's loan portfolio; the Company ceased purchasing consumer loans in December 1995. The principal repayment portion of the loans is not reflected in gross revenues. Future revenue from the remaining portfolio of used-car loans will be substantially less than that realized in the 1998 fiscal year.

Net viatical revenues from the Policies for the fiscal year ended March 31, 1998, were $9,000, which represents approximately a $0.4 million decrease compared to the $0.4 million recognized for the fiscal year ended March 31, 1997. Net viatical revenues from the Policies are determined by subtracting the policy cost from the relevant face value after a Policy "matures" (becomes payable by the insurance company). The decrease in viatical revenues resulted primarily from the reduced size of the Company's Policy portfolio. Future net revenues from the remaining portfolio of approximately 15 Policies will be irregular, depending on the mortality of the insured. During the year ended March 31, 1998, the aggregate book value of the Policies were written down by $0.2 million, to an estimated current fair market value. At

March 31, 1998, the aggregate estimated current fair market value of the portfolio was $0.3 million.

General and administrative expenses for the fiscal year ended March 31, 1998, were $2.1 million, compared to $5.9 million expended in the prior year. The decrease of $3.8 million resulted primarily from reductions in professional fees, the reduced size of the car loan portfolio, and the effect of the Company's downsizing in September 1996. The cost of collecting the consumer car portfolio is included in general and administrative expenses.

Provisions for credit losses during fiscal year 1998 were deminimus. The provision for credit losses was $3.6 million for the year ended March 31, 1997. The decrease in credit loss provisions of approximately $3.6 million was primarily the result of the shrinking size of the total portfolio.

During the year ended March 31, 1998, the Company's operating loss was $1.5 million, compared to an operating loss of $7.4 million during the year ended March 31, 1997. The $5.9 million decrease in operating loss was primarily attributable to the developments described above, including the reduction in general and administrative expense of $3.8 million and the reduction of $3.6 million in credit loss provisions, partially offset by net revenues decline of $1.5 million, yielding a net improvement of $5.9 million.

Interest expense related to the outstanding Debentures was $0.9 million for the 1998 fiscal year, as compared to $2.2 million for the prior year, resulting in a $1.3 million improvement.

In connection with Debentures repurchased during the year ended March 31, 1998, the Company realized a $3.2 million gain on early extinguishment of debt.

As a result of the Exchange Offer, during the year ended March 31, 1998, the Company recorded a non-cash transaction: a conversion charge of $6.3 million, an increase to additional paid-in capital of $14.5 million, deminimus increases to Common and Preferred Stock values, the elimination of $8.3 million in debt, and the improvement is net equity of approximately $8 million.

Net loss for the year ended March 31, 1998, was $5.5 million, or $0.91 per share, as compared to a loss of $11.5 million, or $2.49 per share, for the same period last year. This $6.0 million improvement was due to the factors discussed above, including a $3.8 million decrease in general and administrative expenses, a $3.6 million decrease in provision for credit losses, an improvement of $3.2 million due to early extinguishment of debt, a $1.2 million decrease in accrued interest expense, and a $2.3 million decrease in write-offs related to the consumer car loan and viatical settlements businesses, all of which was partially offset by a $1.5 million decrease in net revenues and a $6.3 million non-cash charge for the Exchange Offer.

Fiscal year ended March 31, 1997, compared to fiscal year ended March 31, 1996

Revenues on the consumer loan portfolio from Installment Contract Receivables (consumer used-car loans) were $1.7 million for the fiscal year ended March 31, 1997, which represented a $6.1 million decrease compared to the $7.8 million realized for the fiscal year ended March 31, 1996. This decrease resulted from the reduced size of the Company's loan portfolio; the Company ceased purchasing consumer loans in December 1995. The principal repayment portion of the loans is not reflected in gross revenues.

Net viatical revenues from the Policies were $0.4 million for the year ended March 31, 1997, which represented a $0.1 million decrease compared to the $0.5 million realized for the fiscal year ended March 31, 1996. The decrease in viatical revenues from the Policies resulted from the reduced size of the Company's viatical policy portfolio. The Company generally ceased to purchase Policies after September 1994 and, in May and July 1995, sold most of its portfolio to Viaticus, Inc., for $17.5 million (which represented 225 policies). During the year ended March 31, 1997, the aggregate book value of the Policies had been written down by $0.9 million to estimated current fair market value.

General and administrative expenses for the fiscal year ended March 31, 1997, were $5.9 million, compared to $9.9 million expended in the prior year. The decrease of $4.0 million resulted from the effect of the Company's downsizing in December 1995 and the additional downsizing in September 1996. The cost of collecting the consumer car portfolio is included in general and administrative expenses; this effort has been subcontracted out since January 1996.

Credit losses in connection with the portfolio of Installment Contract Receivables were $3.6 million for the year ended March 31, 1997, which represents a decrease of $5.2 million compared to the $8.8 million for the year ended March 31, 1996. The decrease was primarily the result of the shrinking size of the total portfolio.

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

The net loss for the year ended March 31, 1997, was $11.5 million, or $2.49 per share. The net loss for the year ended March 31, 1996, was $0.7 million, or $0.16 per share. The change in net loss was attributable primarily to the $12.2 million gain on early extinguishment of debt in the year ended March 31, 1996; these offsets to operating losses were not available in the year ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's immediate viability as a going concern depends upon the continued restructuring of its obligations and, ultimately, the installation of a new line of business and the attainment of profitability. At March 31, 1998, the Company had cash and cash equivalents of $0.8 million, and total liabilities exceeded total assets. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. The Company anticipates, but cannot assure, that it will emerge from Chapter 11 as a restructured, viable entity. If the Company is prevented from emerging, it would most likely be liquidated, which would result in the elimination of the common stock, and in payments to debt holders of amounts less than their claims. Management believes that amounts which might be received by creditors under such a liquidation scenario would likely be less than as proposed under the Plan.

Cash flow from operations was a negative $0.7 million for the fiscal year ended March 31, 1998. This compares to the positive cash flow from operations of $3.0 million for the fiscal year ended March 31, 1997. The decrease of $3.7 million was primarily due to the combined net effect of a reduction in cash receipts of $7.1 million and offsetting cash operating expenditure reductions of $3.4 million. The $7.1 million reduction in cash receipts resulted from a $5.1 million decrease in car loan receipts (due to the shrinking size of the portfolio), a $1.7 million decrease from the prior period's nonrecurring net viatical collections and a $0.3 million decrease in miscellaneous other cash received. The $3.4 million in cash operating expenditure reductions resulted primarily from reductions in general and administrative expense, including significant reductions in professional fees paid.

The Company's portfolio of Installment Contract Receivables at March 31, 1998, was $0.5 million (excluding contracts for which there has been a repossession of underlying collateral or a charge-off) before the impact of reserves, and consisted of 178 active used-car loans. The Company ceased purchasing Installment Contracts in December 1995.

The Company's portfolio of unmatured viatical insurance Policies totaled 15 at March 31, 1998, having a combined face value of $1.9 million and a net book value of $0.3 million. The Company generally ceased purchasing new Policies in September 1994.

Cash used in investing activities for the fiscal year ended March 31, 1998, was $5.2 million, which was primarily the result of funding the $2.0 million escrow deposit account in connection with the NPD transaction for the ITB Shares, and the loan to NPD for $3.0 million. For the fiscal year ended March 31, 1997, cash provided from investing activities was a positive $6.3 million, primarily due to the sale of IAP and the resultant conversion of its receivables to cash.

Cash used in financing activities during the fiscal year ended March 31, 1998, was $5.7 million and was the result of the repurchase of Debentures. There was no cash flow from financing activities for the fiscal year ended March 31, 1997.

In summary, the Company decreased its cash and cash equivalents by $11.6 million during the fiscal year ended March 31, 1998, to a total of $0.8 million. The decrease was largely due to the repurchase of Debentures, the loan to NPD, and the funding of the escrow account. In comparison, there was a $9.2 million increase in cash during the fiscal year ended March 31, 1997, primarily due to the collections on receivables and the sale of IAP. During the fiscal year, the Company's net equity increased substantially, from a deficit of $11.9 million at March 31, 1997, to a smaller deficit of $3.4 million at March 31, 1998, an improvement of approximately $8.4 million.

The Company's primary source of capital has been sales of equity and debt securities, including its initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prior year Debenture prepayments without penalty and the Exchange Offer, the outstanding principal balance of the Debentures was $7.2 million, plus $1.7 million of accrued interest, at March 31, 1998.

Year 2000 Issue

Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, a challenging problem is that many computer systems worldwide cannot recognize the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. It established standards for reporting comprehensive income and its components in annual financial statements. Reclassification of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130.

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The responses to this Item are submitted in a separate section of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 21, 1998, the Company informed the accounting firm of KPMG Peat Marwick LLP ("Peat Marwick") that the Company would not retain it to audit the Company's financial statements for the fiscal year ending March 31, 1998. Peat Marwick had been the Company's principal accountants since December 1996. For the fiscal year ending March 31, 1997, Peat Marwick's opinion was modified due to uncertainty as to the Company's ability to continue as a going concern. The Company had no disagreements with Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company's decision not to continue to retain Peat Marwick was not based on the expectation that any disagreement would arise for the current fiscal year.

On April 17, 1998, the Bankruptcy Court approved the Company's selection of Meyners + Company, LLC, as its principal accountants for the fiscal year ending March 31, 1998, and thereafter.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table gives certain information regarding the Company's directors and executive officers. Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.

                                    Year First
                                     Elected
       Name                Age       Director        Position
       ----                ---       --------        --------
Nunzio P. DeSantis         47          1993          Chairman of the Board,
                                                     President, Chief Executive
                                                     Officer and Director
Anthony Coelho             56          1996          Director
Philip J. Vitale, M.D.     52          1992          Director
Jeffrey Ovington           46          N/A           Executive Vice President
                                                     and Treasurer

Nunzio P. DeSantis has been Chairman of the Board, President and Chief Executive Officer of the Company since September 1996. Mr. DeSantis previously served as Chief Executive Officer and Chairman of the Board of Directors from the Company's inception in 1989 until his resignation from these positions in September 1993 and May 1994, respectively. Mr. DeSantis has also served as Chief Executive Officer and a director of International Thoroughbred Breeders, Inc. ("ITB"), an American Stock Exchange listed company, since January 1997. Mr. DeSantis also is President and Chairman of the Board of NPD, Inc., a private company which owns an approximately 25 percent interest in ITB. Before September 1995 and for more than five years, Mr. DeSantis was Chairman of the Board and Chief Executive Officer of Diagnostek, Inc., a New York Stock Exchange traded company (until its sale in 1995).

Anthony Coelho has been Chairman of the Board of ITB since January 1997. From 1995 to 1997, he was Chairman and Chief Executive Officer of ETC w/tci, Inc., a subsidiary of Tele-Communications, Inc. From 1989 to 1995, Mr. Coelho served as a Managing Director of the New York investment-banking firm Wertheim Schroeder & Co., Inc., and from 1990 to 1995 he also served as President and Chief Executive Officer of Wertheim Schroeder Investment Services, Inc. Mr. Coelho also serves as a director of ICF Kaiser International, Inc., Service Corporation International, Tankology Environmental, Inc., ITB, and Cyberonics, Inc. In addition, Mr. Coelho serves on Fleishman-Hillard, Inc.'s Advisory Board. Mr. Coelho is a former U.S. Representative from California and Majority Whip of the U.S. House of Representatives.

Philip J. Vitale, M.D., has been a director of the Company since February 1992. Dr. Vitale has been a doctor of medicine, specializing in urology, at the Lovelace Medical Center, Albuquerque, New Mexico ("Lovelace"), since 1978. Dr. Vitale served on the Board of Directors of Lovelace from 1985 until 1989, and on other governing boards and in other governing capacities for Lovelace at various times from 1980 until 1989, while it was owned by several different entities.

Jeffrey Ovington has been Executive Vice President of the Company since September 1996. From May 1993 to July 1995, he served in various capacities, including Executive Vice President, with Diagnostek, Inc., a leading pharmacy benefit manager which had annual revenues in excess of $400 million, which was acquired by Value Health, Inc. For 14 years prior thereto, he served in various capacities with Martin Marietta Corp. (now Lockheed-Martin), General Electric Company, and ITT.


ITEM 11.  EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

The following table states information concerning the compensation paid for fiscal years ended March 31, 1998, 1997, and 1996, to persons who served as Chairman of the Board, President, Chief Executive Officer, Executive Vice President, and Treasurer during fiscal year 1998 and to a former Chairman and Chief Executive Officer who resigned on September 18, 1996, pursuant to the Stipulation. Other than officers, no other executive officer of the Company who served at the end of fiscal year 1998 received compensation for the fiscal year ended March 31, 1998, which exceeded $100,000.

------------------------------------------------------------------------------------------------------------------------------------
                                                    SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation                        Long Term Compensation
                                      --------------------------------------------------------------------------------
                                                                                        Awards              Payouts
                                                                                --------------------------------------
                                                                 Other
                                                                 Annual         Restricted     Securities
                                                                 Compen-        Stock          Underlying      LTIP      All other
                                                     Bonus       sation ($)     Award(s)        Options/     Payouts     Compen-
  Name and Principal Position     Year  Salary ($)    ($)           (1)            ($)          SARs (#)       ($)       sation ($)
------------------------------------------------------------------------------------------------------------------------------------
Nunzio P. DeSantis                1998  $281,250           --          --           --         2,000,000        --            --
 Chairman of the Board            1997   172,000      250,000          --           --                --        --            --
& Chief Executive Officer (5)     1996        --           --          --           --                --        --            --
------------------------------------------------------------------------------------------------------------------------------------

Jeffrey Ovington                  1998   110,036      100,000          --           --                --        --            --
 Executive Vice President         1997    84,790           --          --           --                --        --            --
& Treasurer                       1996        --           --          --           --                --        --            --
------------------------------------------------------------------------------------------------------------------------------------

Steve Simon                       1998        --           --          --           --                --        --            --
 Former Chairman                  1997   123,956(6)        --          --           --                --   400,000(4)   $480,410(3)
& Chief Executive Officer (2)     1996   174,996           --          --           --                --        --            --
------------------------------------------------------------------------------------------------------------------------------------

_______________

(1) The aggregate amount of perquisites and other personal benefits paid to the named persons did not exceed the lesser of 10 percent of each officer's total annual salary and bonus for the fiscal years and $50,000.
(2) Mr. Simon resigned as Chairman of the Board and Chief Executive Officer on September 18, 1996, as part of the Stipulation.
(3) Includes $270,410 representing the remaining balance under his employment contract, which was paid in a lump sum, as part of the Stipulation and $210,000 pursuant to a consulting agreement.
(4) As part of the transactions constituting the Stipulation, Mr. Simon was granted options to purchase 400,000 shares of common stock and forfeited all options previously granted to him, including those granted in fiscal year 1996.
(5) Mr. DeSantis was appointed Chairman of the Board and Chief Executive Officer on September 18, 1996, as part of the transactions constituting the Stipulation.
(6) Mr. Simon's salary for 1997 was based on working from April 1, 1997, to September 16, 1997.

OPTIONS GRANTED IN THE LAST FISCAL YEAR - 1998

The following table states information concerning stock option grants made during fiscal 1998 to the persons named in the Summary Compensation Table above. Also in accordance with the SEC rules, the hypothetical gains or "option spreads" for each option grant are shown based on compound annual rates of stock price appreciation of 5 and 10 percent from the grant date to the expiration date. The assumed rates of growth are prescribed by the SEC and are for illustration only; they are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance.

------------------------------------------------------------------------------------------------------------
                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                          Annual Rates of
                                                                                            Stock Price
                                                                                            Appreciation
                                                                                          for Option Term
------------------------------------------------------------------------------------------------------------
                           Number of
                          Securities    Percent of Total
                          Underlying        Options/       Exercise or
                         Options/SARs     to Employees      Base Price   Expiration
Name                     Granted (#)     in Fiscal Year      ($/Sh)         Date          5% ($)     10% ($)
------------------------------------------------------------------------------------------------------------
Nunzio P. DeSantis          2,000,000                 99%      $0.1875   July 2, 2007     $    0     $     0
------------------------------------------------------------------------------------------------------------

_______________

(1) Options were granted with an exercise price equal to or greater than the market price of the stock at the date of grant.


FISCAL YEAR-END OPTION VALUES  1998

The following table provides information concerning fiscal year-end values of unexercised options held by the persons named in the Summary Compensation Table above. No options were exercised by those persons during fiscal year 1998.

-----------------------------------------------------------------------------------------------------------
                                                              Number of Securities     Value of Unexercised
                                                             Underlying Unexercised        In-the-Money
                                                                Options/SARs at           Options/SARs at
                                                                   FY-End (#)               FY-End ($)
-----------------------------------------------------------------------------------------------------------
                           Shares
                         Acquired on                            Exercisable/               Exercisable/
       Name              Exercise (#)  Value Realized ($)     Unexercisable              Unexercisable
-----------------------------------------------------------------------------------------------------------
Nunzio P. DeSantis                --                  --          2,000,000/0                      $0/0
-----------------------------------------------------------------------------------------------------------
 Steve Simon                      --                  --            400,000/0(2)(3)                $0/0
-----------------------------------------------------------------------------------------------------------

_______________

(1) At July 1, 1998, the option exercise price exceeded the market price of the common stock.
(2)  Represents options granted in connection with the Stipulation.
(3) The options expire on the thirty-first day following the tenth consecutive trading day that the Market Price (as defined in the option agreement) of the Company's common stock equals or exceeds $6.00 per share, subject to an extension of the option term if the common stock is then not registered under the Securities Act of 1933, as amended.


COMPENSATION OF DIRECTORS

Directors who are not employees of the Company received immediately exercisable options to purchase 125,000 shares of the Company's common stock, for market price on the date of issue.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table states certain information concerning stock ownership of all persons known by the Company to own beneficially 5 percent or more of the Company's outstanding Common Stock, each current director, and all current directors and executive officers of the Company as a group as of July 1, 1998, when the Company had outstanding 6,079,530 shares of Common Stock, excluding treasury shares.

                                   Amount and
Name and Address                   Nature of
of Beneficial Owner                Beneficial      Percent of
or Identity of Group               Ownership(1)    Class Owned
--------------------               ------------    -----------
Nunzio P. DeSantis                 2,533,900 (2)       31.4%
600 Central Ave. SW, 3rd Floor
Albuquerque, NM  87102

Allen & Company Incorporated         880,743 (3)       13.2%
Allen Holding, Inc.
711 Fifth Avenue
New York, NY  10022

Banque Paribas                       660,000           10.9%
Paris, France

Steve Simon                          400,000 (4)        6.2%
930 Washington Avenue
Miami Beach, FL  33139

Philip J. Vitale, M.D.               285,000 (5)        4.5%
Lovelace Journal Center
5150 Journal Center Blvd.
Albuquerque, NM  87109

Anthony Coelho                       125,000 (6)        2.0%
700 14/th/ St., NW, 5/th/ Floor
Washington, DC  20005

All current directors and
executive officers as a
group (4 persons)                  2,943,900 (7)       35.6 %

_______________

(1) Unless otherwise indicated below, the named person is deemed to have sole voting and dispositive power for the shares listed opposite his name.
(2) Includes 2,000,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 51,600 shares owned by the Diagnostek Charitable Foundation, for which Mr. DeSantis serves as Voting Trustee, with respect to which Mr. DeSantis has disclaimed beneficial ownership.
(3) Includes 608,438 shares issuable upon exercise of Unit Purchase Options and of Class A and Class B Warrants issuable upon exercise of Unit Purchase Options and the Class A and Class B Warrants included therein.
(4) Includes 400,000 shares issuable upon exercise of options exercisable within 60 days.
(5) Includes 285,000 shares issuable upon exercise of options exercisable within 60 days
(6) Represents shares issuable upon exercise of options exercisable within 60 days.
(7) Includes 2,535,000 shares issuable upon exercise of options exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's President and Chief Executive Officer is the second largest holder of the Company's stock (owning outright approximately 534,000 shares, or about 8 percent) and also owns a controlling interest in NPD, with which the Company engaged in significant transactions during the year. At March 31, 1998, the Company owed NPD $450,667 related to a debt obligation and was owed $3,254,507 by NPD, for a loan made to NPD during the fiscal year ended March 31, 1998, and the related accrued interest. Both obligations accrue interest at 10 percent and are payable in full, including accrued and unpaid interest, on July 9, 1999. For other related transactions, see Item 1. Business "The Pursuit of a Controlling Interest in ITB," "The ITB Option," and "The Pending ITB Settlement," and footnotes 6, 7, and 18 to the Company's financial statements.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

The following financial statements have been filed with and are included in this
Report:

      (a)   (1)  Financial Statements

                    Independent Auditors' Reports

                    Consolidated Balance Sheets  March 31, 1998, and 1997

                    Consolidated Statements of Operations  Years Ended
                         March 31, 1998, 1997, and 1996

                    Consolidated Statements of Stockholders' Equity  Years Ended
                         March 31, 1998, 1997, and 1996

                    Consolidated Statements of Cash Flows  Years Ended
                         March 31, 1998, 1997, and 1996
                    Notes to Consolidated Financial Statements

      (a) (2) Financial Statement Schedule

                    Schedule II Valuation and Qualifying Accounts March 31,
                         1998, 1997, and 1996

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements (including the notes thereto) included in this Annual report.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended
               March 31, 1998.

      (a) (3) Exhibits

2.1   Reorganization Agreement between CAP Rx, Ltd., and CAPX Corporation (2)]

3.1   Certificate of Incorporation of CAP Rx, Ltd. (1)

3.2 Memorandum of Association of CAP Rx, Ltd., including Memorandum of increase of Share Capital (1)

3.3   Amended By-Laws of CAP Rx, Ltd. (1)

3.4   Certificate of Incorporation of AutoLend Group, Inc. (12)

3.5   Bylaws of AutoLend Group, Inc. (12)

4.1   Form of 9.5 percent Convertible Subordinated Debentures (2)

4.2   Warrant Agreement (1)

4.3   Unit Purchase Option (1)

4.4    Stock Purchase Warrant granted to Banque Degroof Luxembourg, S.A. (2)

4.5    Stock Purchase Warrant granted to Till A. Petrocchi (2)

10.1 Re-insurance Agreement between CAP Rx Insurance, Ltd., and Plant Insurance Registrant (1)

10.2   Letter Agreement between CAP Rx, Ltd., and Plant Insurance Registrant (1)

10.3 Administrative Agreement between CAP Rx, Ltd., and Parker Risk Management (Bermuda) Ltd. (1)

10.4   1989 Incentive and Non-Statutory Stock Option Plan of the Registrant (1)
       *

10.5   Letter agreement between Westbroke Limited and the Registrant (2)

10.6 Acquisition Agreement among Rob T. Worley, Sr. and Rob T. Worley, Jr., Living Benefits, Inc., and CAP Rx, Ltd. (2)

10.6.1 Addendum to Acquisition Agreement (2)

10.6.2 Second Addendum to Acquisition Agreement

10.7   Employment Agreement between LB NM, Inc., and Rob T. Worley, Sr. (2)

10.8   Employment Agreement between LB NM, Inc., and Rob T. Worley, Jr. (2)

10.9 Lease Agreement for space at 6100 Seagull Street, N.E., Albuquerque, New Mexico (2)

10.9.1 Addendum to Lease Agreement (2)

10.9.2 Lease Agreement dated April 15, 1993, for space at 6100 Seagull Street

10.9.3 Lease dated March 17, 1992, among Marbrad, Inc., and American Life Resources Corporation, Steve Simon, and Helen Porter (6)

10.10 Asset Purchase Agreement among American Life Resources Group, Inc., American Life Resources Corporation, Steve Simon, and Helen Porter (6)

10.13  Noncompete Agreement between ALRG and Steve Simon (6)

10.14  Noncompete Agreement between ALRG and Helen Porter (6)

10.15 Guaranty Agreement made by the Registrant for the benefit of ALR, Corp., Steve Simon, and Helen Porter (6)

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

_______________

(1) Filed as an exhibit to the Registrant's Registration Statement on Form F-1 (Registration No. 33-29251) and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1991, and incorporated herein by reference.
(3) Filed on December 26, 1991, as an exhibit to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(4) Filed on February 18, 1992, as an exhibit to the Registrant's Post-Effective Amendment No. 3 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(5) Filed on February 18, 1992, as an exhibit to the Registrant's Post-Effective Amendment No. 4 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-29251) and incorporated herein by reference.

(6) Filed as an exhibit to the Registrant's Current Report on Form 8-K, filed with the Commission on April 21, 1993, and incorporated herein by reference.

(7) Filed on May 12, 1993, as an exhibit to the Registrant's Post-Effective Amendment No. 6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-292251) and incorporated herein by reference.

(8) Filed on October 29, 1993, as an exhibit to the Registrant's Post-Effective Amendment No. 6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-292251) and incorporated herein by reference.

(9) Filed on March 7, 1994, as an exhibit to the Registrant's PostEffective Amendment No. 6 to Registration Statement on Form F-1 on Form S-1 (Registration No. 33-292251) and incorporated herein by reference.

(10) Filed on June 26, 1994, as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994, and incorporated herein by reference.

(11) Filed on June 29, 1995, as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1994, and incorporated herein by reference.

(12) Filed on July 15, 1996, as an exhibit to the Registrant's Annual Report on Form 10-K of the year ended March 31, 1996, and incorporated herein by reference.

* Constitutes a compensatory plan or arrangement required to be filed as an exhibit to this Report.

                                  SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           AUTOLEND GROUP, INC

  Date:  July 14, 1998              By:  /s/  Nunzio P. DeSantis
                                         ------------------------------
                                              Nunzio P. DeSantis
                                              Chairman of the Board and
                                                  Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


  SIGNATURE                   TITLE                              DATE
  ---------                   -----                              ----

  /s/ Nunzio P. DeSantis      Chairman of the Board,          July 14, 1998
  --------------------------
  Nunzio P. DeSantis          Chief Executive Officer
                              (Principal executive officer)


  /s/ Jeffrey Ovington        Executive Vice President        July 14, 1998
  --------------------------
  Jeffrey Ovington            (principal accounting and
                              financial officer)


  /s/ Philip J. Vitale, M.D.  Director                        July 14, 1998
  --------------------------
  Philip J. Vitale, M.D.


  /s/ Anthony Coelho          Director                        July 14, 1998
  --------------------------
  Anthony Coelho

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

Annual Financial Statements:                                                         Pages
                                                                                     -----
     Independent Auditors' Reports .................................................  F.2

         Consolidated Balance Sheets as of March 31, 1998, and March 31, 1997.......  F.8

         Consolidated Statements of Operations for the Years Ended
                   March 31, 1998, 1997, and 1996.................................... F.9

         Consolidated Statements of Stockholders' Deficit for the Years Ended
                March 31, 1998, 1997, and 1996....................................... F.11

         Consolidated Statements of Cash Flows for the Years Ended
                March 31, 1998, 1997, and 1996....................................... F.12

         Notes to Consolidated Financial Statements.................................. F.14

Financial Statement Schedule:

         Schedule II  Valuation and Qualifying Accounts
         March 31, 1998, 1997, and 1996.............................................. S.1

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
   Stockholders of AutoLend Group, Inc.


We have audited the accompanying consolidated balance sheets of AutoLend Group, Inc., a debtor-in-possession (the "Company"), as of March 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index for the year ended March 31, 1998. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related 1998 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

To the Board of Directors and
   Stockholders of AutoLend Group, Inc.


The accompanying 1998 consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company filed a voluntary petition for bankruptcy for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico on September 22, 1997. In addition, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The 1998 consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


/s/Meyners + Company, LLC
Meyners + Company, LLC
Albuquerque, New Mexico
June 19, 1998, except for
Note 18 which is as of
July 10, 1998

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

To the Board of Directors and Stockholders of AutoLend Group, Inc.


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


/s/KPMG Peat Marwick LLP
KPMG Peat Marwick LLP
Albuquerque, New Mexico
May 16, 1997, except for
Note 14 which is as of
July 10, 1997

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of AutoLend Group, Inc.


We have audited the accompanying consolidated balance sheet of AutoLend Group, Inc. (the "Company") as of March 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item
8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at March 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

To the Board of Directors and Stockholders of AutoLend Group, Inc.


As discussed in Note 1 to the financial statements, although management of the Company has used its best judgement to arrive at its estimate of the allowance for credit losses and believes that the same is reasonable to cover the losses inherent in the installment contracts receivable portfolio however such amount could differ materially in the near term.

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


/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Miami, Florida
July 15, 1996

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1998, AND 1997

                                                                                        1998                    1997
                                                                                -------------------      -----------------
ASSETS:
        Cash and cash equivalents                                               $        769,736         $    12,399,932
        Prepaid expenses                                                                 167,381                  66,814
        Accounts receivable--matured insurance policies                                        -                  48,000

        Installment contracts receivable                                        $        461,592         $     2,909,069
        Collateral owned-gross                                                            22,286                 206,529
        Allowance for credit losses                                                     (187,669)             (1,068,545)
                                                                                ----------------        ----------------
                                                                                $        296,209         $     2,047,053
              Installment contracts receivable-net

        ITB Option, less allowance of $200,000 at March 31, 1998                         425,000                       -
        Escrow deposit                                                                 2,000,000
        Interest on escrow deposit                                                        62,060
        Note receivable - NPD, Inc.                                                    3,035,292                       -
        Interest receivable on note receivable - NPD, Inc.                               219,215                       -
        Purchased insurance policies at estimated market value; face value of $1,879,420 at March 31, 1998, and $1,948,530 at
             March 31, 1997                                                              329,193                 513,390
        Securities in IAP, less allowance of $390,000 at March 31, 1998                  250,000                 800,000
        Fixed assets, less accumulated depreciation of $68,614 at
             March 31, 1998, and $52,023 at March 31, 1997                                39,611                  67,795
        Consulting agreement                                                                   -                 140,000
        Debt issuance costs, less accumulated amortization of
            $3,592,190 at March 31, 1998, and $3,519,502 at
             March 31, 1997                                                                    -                 113,904
        Other                                                                             46,011                  79,112
                                                                                ----------------        ----------------
                                                                                $      7,639,708         $    16,276,000
             Total assets                                                       ================        ================


LIABILITIES:
        Liabilities subject to compromise:
              Accounts payable                                                  $         55,276         $             -
              Accrued interest expensed on debentures                                  1,372,819                       -
              Convertible subordinated debentures at face value                        7,225,000                       -
              Allowance for estimated legal fees and settlement costs                  1,434,944                       -
                                                                                ----------------        ----------------
        Total liabilities subject to compromise                                       10,088,039                       -
                                                                                ----------------        ----------------

        Liabilities not subject to compromise:
             Accounts payable                                                             95,135                 945,610
             Accrued liabilities                                                          79,674               1,269,933
             Accrued interest expense on debentures                                      364,160               3,206,120
             Note payable - NPD, Inc.                                                    425,000                       -
             Accrued interest - NPD, Inc.                                                 25,667                       -
             Accrued acquisition costs                                                         -                 656,542
             Convertible subordinated debentures at face value                                 -              22,050,000
                                                                                ----------------        ----------------
         Total liabilities not subject to compromise                                     989,636              28,128,205
                                                                                ----------------        ----------------
      Total liabilities                                                         $     11,077,675              28,128,205
                                                                                ----------------        ----------------

Stockholders' Deficit
   Preferred stock, $.002 par value. Authorized 5,000,000
      shares; 57,800 issued and outstanding at March 31, 1998                                116                       -
   Common stock, $.002 par value. Authorized 40,000,000
      shares; issued 6,079,530 shares at March 31, 1998, and
      4,634,530 at March 31, 1997                                                         12,158                   9,269
   Additional paid-in capital                                                         20,459,946               5,946,904
   Unrealized holding loss                                                              (590,000)                      -
   Accumulated deficit                                                               (23,320,187)            (17,808,378)
      Total stockholders' deficit                                               ----------------        ----------------
                                                                                      (3,437,967)            (11,852,205
                                                                                ----------------        ----------------

   Total liabilities and stockholders' deficit                                  $      7,639,708         $    16,276,000
                                                                                ================        ================

          See accompanying notes to consolidated financial statements

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED MARCH 31, 1998, 1997, AND 1996


                                                                     1998                1997                1996
                                                                 ----------------    ----------------    ----------------
Revenues:
    Finance charges on installment contracts                     $       587,616     $     1,670,663     $     7,808,369
    Revenues from matured insurance policies                              69,109             505,292           1,326,706
                                                                 ----------------    ----------------    ----------------
       Gross revenues                                                    656,725           2,175,955           9,135,075
    Cost of matured insurance policies                                   (60,125)           (101,285)           (784,848)
                                                                 ----------------    ----------------    ----------------
      Total net revenues                                         $       596,600     $     2,074,670     $     8,350,227

General and administrative expenses                                   (2,106,636)         (5,851,888)         (9,914,990)
Provision for credit gain (losses)                                        41,000          (3,625,078)         (8,839,461)
                                                                 ----------------    ----------------    ----------------
    Operating loss                                               $    (1,469,036)    $    (7,402,296)    $   (10,404,224)
                                                                 ----------------    ----------------    ----------------

Other income/(expense):
    Interest income:
         Interest income on cash and cash equivalents                    207,116             333,251             603,356
         NPD, Inc., note receivable                                      219,215                   -                   -
    Realized gain/(loss) on sale of securities, net                            -             (49,853)              1,137
    Interest expense:
         Debentures                                                     (881,918)         (2,148,914)         (3,289,876)
         NPD, Inc., note payable                                         (25,667)                  -                   -
         Other                                                           (27,082)                  -                   -
    Write-down of purchased insurance policies                          (131,772)           (925,300)                  -
    Lease termination expense                                                  -            (516,000)                  -
    Gain on lease termination                                            266,378                   -                   -
    Write-down of AutoLend IAP, Inc., securities                        (160,000)           (200,000)                  -
    Write-off fixed assets                                                (3,720)           (667,238)
    Gain on sale of viatical trademarks                                        -                   -             300,000
    Loss on sale of viatical portfolio                                         -                   -            (392,063)
    Other income/(expense)                                              (204,128)           (212,118)             65,337
    Debenture conversion charge                                       (6,261,052)                  -                   -
                                                                 ----------------    ----------------    ----------------
      Total net other expense                                    $    (7,002,630)    $    (4,386,172)    $    (2,712,109)
                                                                 ----------------    ----------------    ----------------

    Loss before reorganization costs, benefit from income
      taxes, discontinued operations, extraordinary item,
      and cumulative effect of change in accounting
      principle                                                       (8,471,666)        (11,788,468)        (13,116,333)
    Reorganization costs incurred after
      Chapter 11 proceedings                                            (211,667)                  -                   -
                                                                 ----------------    ----------------    ----------------
    Loss before benefit from income taxes, discontinued
      operations, extraordinary item, and cumulative                  (8,683,333)        (11,788,468)        (13,116,333)
      effect of change in accounting principle
    Benefit from income taxes                                                  -              86,082           4,935,676
                                                                 ----------------    ----------------    ----------------

    Loss before discontinued operations, extraordinary item,
      and cumulative effect of change in accounting
      principle                                                       (8,683,333)        (11,702,386)         (8,180,657)

Discontinued operations:
    Loss from operations of discontinued
      subsidiary, net of income tax benefit of $78,805
      and $8,716 in 1997 and 1996, respectively                                -            (152,973)            (47,595)
    Gain on sale of subsidiary net of income tax expense
      of $164,887                                                              -             320,074                   -
                                                                 ----------------    ----------------    ----------------

    Loss before extraordinary items and cumulative effect
      of change in accounting principle                               (8,683,333)        (11,535,285)         (8,228,252)

Extraordinary items:
    Gain on early extinguishment of debt, net of
      amortization of deferred costs of $57,000 and
      $947,877 in 1998 and 1996 and income tax
      expense of $4,847,156 in 1996                                   (3,171,524)                  -           7,306,970
                                                                 ----------------    ----------------    ----------------
    Loss before cumulative effect of change in accounting
      principle                                                       (5,511,809)        (11,535,285)           (921,282)
      Cumulative effect of change in accounting principle,
      net of income tax expense of $117,239                                    -                   -             176,735
                                                                 ----------------    ----------------    ----------------
    Net loss                                                     $    (5,511,809)    $   (11,535,285)    $      (744,547)
                                                                 ================    ================    ================

         See accompanying notes to consolidated financial statements.

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                  YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                                                                    1998              1997           1996
                                                                             ---------------    --------------   ---------------
Loss per share before discontinued operations,
       extraordinary item, and cumulative
       effect change in accounting principle                                 $       (1.44)     $      (2.53)    $       (1.77)

Discontinued operations                                                                  -              0.04             (0.01)
                                                                             ---------------    --------------   ---------------
Loss per share before extraordinary items and cumulative
       effect of change in accounting principle                                      (1.44)            (2.49)            (1.78)

Extraordinary items:
       Gain on early extinguishment of debt                                           0.53                 -              1.58
                                                                             ---------------    --------------   ---------------

Loss per share before cumulative effect of change in account                         (0.91)            (2.49)            (0.20)
Cumulative effect of change in accounting principle                                      -                 -             (0.04)
                                                                             ---------------    --------------   ---------------
Net loss                                                                     $       (0.91)     $      (2.49)    $       (0.16)
                                                                             ===============    ==============   ===============
Weighted average number of common and common equivalent
       shares outstanding                                                        6,039,391         4,634,530         4,634,530
                                                                             ===============    ==============   ===============


          See accompanying notes to consolidated financial statements.

         AUTOLEND GROUP,INC.,AND SUBSIDIARIES (Debtor-in-Possession)
               Consolidated Statements of Stockholders' Deficit
                  Years Ended March 31, 1998, 1997, and 1996

                                    Preferred Stock            Common Stock        Unrealized       Additional
                                -----------------------   ----------------------
                                     # of       $            # of         $          Holding        Paid-In          Accumulated
                                    Shares    Amount        Shares      Amount        Loss          Capital            Deficit
                                -----------  ---------    -----------  ---------   -----------    ------------      -------------
   Balance at March 31,1995               -  $       -      4,634,530  $   9,269   $        -    $   5,946,904      $  (5,528,546)

Net Loss                                             -                         -            -                -           (744,547)
                                -----------  ---------    -----------  ---------   -----------    ------------      -------------
   Balance at March 31, 1996              -          -      4,634,530      9,269            -        5,946,904         (6,273,093)

Net Loss                                  -          -              -          -            -                -        (11,535,285)
                                -----------  ---------    -----------  ---------   -----------    ------------      -------------
   Balance at March 31, 1997              -          -      4,634,530      9,269            -        5,946,904        (17,808,378)

Common and Preferred shares issued
  in the exchange offer              57,800        116      1,445,000      2,889            -       14,513,042                  -
Unrealized holding loss                   -          -              -          -     (590,000)               -                  -
Net Loss                                  -          -              -          -            -                -         (5,511,809)
                                -----------  ---------    -----------  ---------   -----------    ------------      -------------
  Balance at March 31, 1998          57,800  $     116      6,079,530  $  12,158   $ (590,000)   $  20,459,946      $ (23,320,187)
                                ===========  =========    ===========  =========   ===========    ============      =============



          See accompanying notes to consolidated financial statements.

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (Debtor-in-Possession)
                     Consolidated Statements of Cash Flow
                  Years ended March 31, 1998, 1997, and 1996

                                                                 1998              1997                 1996
                                                         ------------------   --------------       --------------
Cash flow from operating activities:
     Net loss                                                $  (5,511,809)   $  (11,535,285)      $    (744,547)
     Adjustments to reconcile net loss to net cash
     flow from operating activities:
        Amortization of intangible assets and debt
        issuance costs                                              56,443           242,777           2,390,073
        Depreciation expense                                        24,464           104,156             259,533
        Gain on early extinguishment of debt, net of
        amortization                                            (3,171,524)                -         (12,154,123)
        Charge for debenture conversion, net of
        amortizaton                                              6,261,052                 -                   -
        Gain on lease termination                                 (266,378)                -                   -
        Provision for credit losses, net of
        recoveries                                                 (41,000)        3,625,078           8,839,461
        Write-off of fixed assets                                    3,720           667,238              36,007
        Write-down of purchased insurance policies                 131,772           925,300                   -
        Write-down of AutoLend IAP, Inc., securities               160,000           200,000                   -
        Realized gains (losses) on securities
        available for sale                                               -            49,853              (1,137)
        Gain on sale of subsidiary, IAP                                  -          (986,961)                  -
        Gain on sale of assets                                           -                 -            (300,000)
        Provision for estimated legal fees
        and settlement costs                                       200,000                 -                   -
        Change in net assets of discontinued
        operations                                                       -        (1,008,078)         (4,858,380)
     Changes in assets and liabilities:
              Prepaid expenses                                    (100,567)                -                   -
              Accounts receivable--matured insurance
              policies                                                   -         1,357,947           3,578,618
              Installment contracts receivable                   1,839,844         5,878,710          (6,683,571)
              Interest on escrow deposit                           (62,060)                -                   -
              Interest receivable on note receivable-
              NPD, Inc.                                           (219,215)                -                   -
              Purchased insurance policies                          52,425             6,494          17,803,351
              Consulting agreement                                 140,000                 -                   -
              Other assets                                          33,101           107,469           1,301,177
              Accrued interest receivable                                -                 -              79,499
              Accounts payable and accrued
              liabilities                                       (1,719,080)        1,231,445             609,182
              Accrued interest expense                             907,585         2,094,751          (1,430,673)
              Other liabilities                                    578,402                 -                   -
                                                             -------------    --------------       -------------
Cash provided (used) by operating activities                 $    (702,825)   $    2,960,894       $   8,724,470
                                                             -------------    --------------       -------------

Cash flow from investing activities:
        Funding of escrow                                    $  (2,000,000)   $            -       $           -
        Loan to NPD                                             (3,035,292)                -                   -
        Purchase ITB stock option                                 (200,000)                -                   -
        Purchases of securities available
        for sale                                                         -                 -         (14,414,871)
        Proceeds from sale of securities
        available for sale                                               -           125,000          23,922,979
        Proceeds from disposition of IAP                                 -         5,963,388                   -
        Proceeds from sale of fixed assets                               -           185,995                   -
        Purchase of fixed assets                                         -            (4,075)           (492,799)
                                                             -------------    --------------       -------------
            Cash provided (used) by investing
            activities                                       $  (5,235,292)   $    6,270,308       $   9,015,309
                                                             -------------    --------------       -------------

Cash flow from financing activities:
        Early extinguishment of debt                            (5,692,079)                -         (15,848,000)
                                                             -------------    --------------       -------------
           Cash provided (used) in financing
           activities                                        $  (5,692,079)   $            -         (15,848,000)
                                                             -------------    --------------       -------------
Net increase(decrease) in cash and cash
equivalents                                                  $ (11,630,196)   $    9,231,202           1,891,779
Cash and cash equivalents at beginning of period                12,399,932         3,168,730           1,276,951
                                                             -------------    --------------       -------------
Cash and cash equivalents at end of period                   $     769,736    $   12,399,932       $   3,168,730
                                                             =============    ==============       =============

         See accompanying notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During 1998, the Company paid approximately $173,000 in professional fees in connection with the Chapter 11 proceeding. Additionally during 1997, the Company paid $27,082 in interest.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1998, the Company purchased an option to acquire stock in exchange for $200,000 cash and a note payable with present obligation of $425,000 (see Note
7). Additionally, the Company converted debentures with a face value of $7,225,000 and outstanding accrued interest of $1,065,575 for 57,800 shares of preferred stock and 1,445,000 shares of common stock, with an aggregate par values of $116 and $2,889, respectively. This resulted in a non-cash conversion charge of $6,261,052.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         MARCH 1, 1998, 1997, AND 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of Presentation; Going Concern

      The accompanying consolidated financial statements of AutoLend Group, Inc., and its wholly owned subsidiaries (the "Company") have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

      As a result of the Company's inability to make repayment on, and resultant default against, its outstanding 9.5 percent Convertible Subordinated Debentures (the "Debentures"), as described more fully in Note 2, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession.

      The Company maintains a portfolio of sub-prime consumer used-car loans ("Installment Contract Receivables") through its subsidiary, AutoLend Corporation. LB NM, Inc., and American Life Resources Group, Inc., maintain a portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). The Company ceased purchasing Installment Contract Receivables in December 1995 and Policies in September 1994 and does not at this time intend to recommence those activities.

      AutoLend IAP, Inc., provided short-term financing to selected used-car dealers for purchases of used automobiles at certain regional auctions in the United States. On September 18, 1996, the Company entered into a stock purchase agreement to sell AutoLend IAP, Inc., and it was sold.

      Because the Company's liabilities have exceeded its assets since March 1996, and the Company has been in a Chapter 11 Voluntary Bankruptcy Proceeding since September 1997, there is substantial doubt about the Company's ability to continue as a going concern. The Company's viability as a going concern depends upon the restructuring of its obligations and, ultimately, the attainment of profitability. The Company has filed a Plan of Reorganization and Disclosure Statement (collectively, the "Plan"), which contain the Company's proposal for resolving the bankruptcy. A hearing on the Disclosure Statement is scheduled for July 30, 1998, and the Company expects the process will take several months beyond that date. Although the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so. If the Company is prevented from emerging from Chapter 11, it would most likely be liquidated, which would result in the elimination of common and preferred stock, and payments to creditors of amounts less than their claims. Management believes that payments to creditors under such a liquidation scenario would likely be less than that as proposed under the Plan.

      The Company's financial statements as of March 31, 1998, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (September 22, 1997) and identification of all transactions and events that are directly associated with the reorganization of the Company.

      Prior year's comparative balances have not been reclassified to conform to current year balances stated under SOP 90-7.

      The Company's consolidated financial statements include the accounts of AutoLend Group, Inc., and its wholly owned subsidiaries, AutoLend Corporation, AutoLend IAP, Inc. (through September 18, 1996), LB NM, Inc., and American Life Resources Group, Inc. No petition under the United States Bankruptcy Code has been filed for the subsidiaries. Below is the condensed (unconsolidated) financial statements of AutoLend Group, Inc., the only entity that had filed for Chapter 11 protection as of March 31, 1998.

                             AutoLend Group, Inc.
                   Condensed (Unconsolidated) Balance Sheet
                                March 31, 1998

Asset:
     Cash and cash equivalents (excludes subsidiaries)              $       80,356
     Prepaid expenses                                                      167,381
     Fixed assets net                                                       39,611
     Receivable from subsidiaries                                       12,793,262
     Investment in subsidiaries                                        (11,535,549)
     IAP securities                                                        250,000
     Escrow deposit excluding interest                                   2,000,000
     Note receivable NPD, Inc.                                           3,035,292
     Interest receivable on note receivable NPD, Inc.                      219,215
     ITB stock option, net                                                 425,000
     Other assets                                                          108,070
                                                                    ---------------
          Total Assets                                              $    7,582,638
                                                                    ===============

Liabilities:
     Liabilities subject to compromise                              $   10,088,039
     Liabilities not subject to compromise                                 932,566
                                                                    ---------------
          Total Liabilities                                         $   11,020,605

Stockholders' Deficit:                                                  (3,437,967)
                                                                    ---------------
Total Liabilities and Stockholders' Deficit                          $   7,582,638
                                                                    ===============

See pages F-8 through F-13 for consolidated financial statements.

                             Autolend Group, Inc.
              Condensed (Unconsolidated) Statement of Operations
                       For the year ended March 31, 1998

Total net revenues (excludes subsidiaries)                                                     $

General and administrative expenses                                                                 (1,547,877)
                                                                                               ----------------
Operating earnings (loss)                                                                           (1,547,877)
                                                                                               ----------------
Other income (expense):
     Interest income on cash and cash equivalents                                                      190,673
     Accrued interest income on NPD, Inc., note                                                        219,215
     Other income/(expense)                                                                           (102,658)
     Accrued interest expense                                                                         (907,585)
     Debenture conversion charge                                                                    (6,261,052)
     Equity in loss of subsidiaries                                                                   (267,690)
                                                                                               ----------------
     Total net other expense                                                                        (6,923,781)
                                                                                               ----------------
Loss before reorganization costs, income taxes, and extraordinary item                              (8,471,658)
     Reorganization costs incurred after Chapter 11 proceedings                                       (211,667)
                                                                                               ----------------
Loss before income taxes and extraordinary item                                                     (8,683,325)
     Benefit from income taxes                                                                               -
                                                                                               ----------------
Loss before discontinued operations, extraordinary item                                             (8,683,325)

Gain on early extinguishment of debt, net of amortization of
     deferred costs of $57,000                                                                       3,171,524
                                                                                               ----------------
Net Loss                                                                                       $    (5,511,801)
                                                                                               ================

See pages F-8 through F-13 for consolidated financial statements

                             AutoLend Group, Inc.
              Condensed (Unconsolidated) Statement of Cash Flow
                       For the year ended March 31, 1998

Cash Flow from operating activities:                                                      $  (5,511,801)
   Net loss
   Adjustments to reconcile loss to net cash flow from operating activities:
      Amortization of intangible assets and debt issuance costs                                  56,443
      Depreciation expense                                                                       26,364
      Gain on early extinguishment of debt, net of amortization                              (3,171,524)
      Debenture conversion charge, net of amortization                                        6,261,052
      Gain on lease termination                                                                (226,378)
      Equity in net income of subsidiaries                                                      267,690
      Write-off of fixed assets                                                                   3,720
      Write-down of AutoLend IAP, Inc., securities                                              160,000
   Changes in assets and liabilities:
        Prepaid expenses                                                                       (100,567)
        Interest on escrow deposit                                                              (62,060)
        Accrued interest receivable - NPD, Inc.                                                (219,215)
        Consulting agreement                                                                    140,000
        Receivable from subsidiaries                                                          2,411,087
        Other assets                                                                             12,741
        Accounts payable and accrued liabilities                                               (954,038)
        Accrued interest expense                                                                907,585
                                                                                          --------------
        Cash (used) by operating activities                                                     (40,902)
                                                                                          --------------

Cash flow from investing activities:
   Funding of Escrow                                                                         (2,000,000)
   Loan to NPD                                                                               (3,035,292)
   Purchase ITB stock option                                                                   (200,000)
                                                                                          --------------
      Cash used by investing activities                                                      (5,235,292)
                                                                                          --------------

Cash flow from financing activities:
   Early extinguishment of debt                                                              (5,692,079)
                                                                                          --------------
      Cash used in financing activities                                                      (5,692,079)
                                                                                          --------------
Net (decrease) in cash and cash equivalents                                                 (10,968,273)
Cash and cash equivalents at beginning of period                                             11,048,629
                                                                                          --------------
Cash and cash equivalents at end of period (excludes subsidiaries)                        $      80,356
                                                                                          ==============

See pages F-8 through F-13 for consolidated financial statements.

Because of the nature of the Company's business, the accompanying consolidated balance sheets have been presented as nonclassified. Significant intercompany accounts and transactions are eliminated.

(b)  Cash and Cash Equivalents

Cash and cash equivalents include debt securities, which mature in 90 days or less from the date of acquisition.

      (c)   Securities

      Securities investments (including options) that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities. Securities investments that are bought and held principally to sell in the near term are classified as trading securities. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value and are included in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings as a separate component of equity. The Company determines the cost of its investments in securities based on specific identification.

      (d)   Recent Accounting Pronouncements and Developments

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than is currently used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. The Company adopted the provisions for computing earnings per share set forth in SFAS 128 in fiscal year 1998. The adoption of SFAS 128 does not have a material effect on the Company's previously reported earnings per share information.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. It established standards for reporting comprehensive income and its components in annual financial statements. Reclassification of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130.

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"), establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

      Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

      (e)   Revenue Recognition

      Installment Contract Receivables: Revenues from finance charges on Installment Contract Receivables (used car loans) are recognized when earned and are based on the difference between gross cash flow from an Installment Contract Receivables and the total amount paid by the Company to acquire the Contracts. Loan discounts are recorded as unearned income at the time of initial investment in a loan contract and are amortized over the life of the loan to revenue. Loan costs are amortized against revenue as an adjustment of yield.

      The accrual of interest revenue on receivable balances (recognition of revenue) is suspended when a loan is delinquent for 30 days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest revenue is recognized then. The Company initially performed, in house, all functions associated with origination, servicing, and collection of the contracts; however, since January 1996, the Company has used an outside contractor to service the Installment Contract Receivables.

      Allowance for Credit Losses Installment Contract Receivables: An allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the Installment Contract Receivables portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the Installment Contract Receivables portfolio, including the nature of the portfolio and specific impaired loans. Allowances for impaired loans are generally determined based on aging, collateral values, or present value of estimated cash flows.

      The allowance for credit losses is established through provisions charged to income and is based on management's evaluation of potential losses after considering such factors as current delinquency data, changes in the Installment Contract Receivables portfolio, and other pertinent factors. Charge-offs are recorded against the allowance when management believes that the collectibility of the principal is unlikely.

      There are inherent uncertainties in determining the allowance for credit losses in a long-established Installment Contract Receivables portfolio. Additionally, the somewhat limited duration of historical experience for this specific portfolio compounds these uncertainties. As a result, the aggregate losses ultimately incurred by the Company for the Installment Contract Receivables portfolio may differ from the allowance for credit losses in the accompanying financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses, and believes that it is reasonable to cover the losses inherent in the Installment Contract Receivables portfolio at March 31, 1998, and 1997.

Purchased Insurance Policies: Revenue and cost of revenue are recognized upon the maturity of a Policy (death of the insured). Unmatured Policies are carried, at estimated market value, as an investment asset. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures paid by the Company for the purchase and maintenance of the Policy. Revenues are accounted for as "Gross Revenues" (i.e., before deduction of costs) and as "Net Revenues" (after deduction of costs). Net Revenues are combined with revenues from other business operations in calculating the Company's Total
(net) Revenues.

The ability to recognize matured policy revenue during the period in which a Policy matures depends on the Company's receiving notification of its maturity from a representative of the insured. In some instances, notification may not occur until significantly after the insured's death and after the financial statements have been finalized for the period in which the Policy matured. To the extent Policy maturities cannot be recorded in the period the Policy matures, the revenue and cost related to the maturity are recognized in the statement of operations after the maturity of the Policy.

Allowance for Credit Losses - Purchased Insurance Policies: The allowance is established through provisions charged to income and is based on management's evaluation of potential losses after consideration of present value of the face value of the Policy less the present value of any future obligations relating to the Policy. Charge-offs are recorded against the allowance when management believes that the collectibility of the Policy is unlikely.

Inventory Assistance Program: Revenues from the inventory assistance program ("IAP") financing consisted of non-refundable administrative fees and were recognized at the time of contract. Interest income on IAP dealer receivables was recorded as unearned income and amortized over the loan period, which did not exceed six weeks. IAP revenues were recognized only from March 1995 through September 1996, when the IAP subsidiary was sold (see Note 9).

(f)  Debt Issuance Cost Amortization

Debt issuance costs are amortized over the life of the related debt. At March 31, 1998, debt issuance costs had been fully amortized.

(g)  Income Taxes

The Company calculates income taxes using the asset and liability method prescribed by Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes."

Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company, based on the weight of the available evidence, provides an offsetting valuation allowance against deferred tax assets to the extent it determines it is highly possible that any such deferred tax assets will not be usable.

(h)  Fair Value of Financial Instruments

The Company's financial instruments include accounts receivable on matured Policies, Installment Contract Receivables, purchased Policies, an escrow account, securities in IAP, the ITB stock option, the NPD note receivable, accounts payable, accrued liabilities, the note payable on the stock option, and the Debentures. The fair values of these financial instruments have been determined using available market information and interest rates as of March 31, 1998.

At March 31, 1998, the fair value of the Debentures, which were due in September 1997 and not paid, was substantially less than the carrying value of $7.2 million plus accrued interest, based on the uncertainty of the Company's ability to continue as a going concern. The Company's management is unable to determine with any precision or certainty what the fair value is at this time; however, the Company repurchased Debentures at a discount from face value during the year ended March 31, 1998. The fair values of all other financial instruments were not materially different from their carrying value.

(i)  Earnings per Share

Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding, which were 6,039,391 for 1998 and 4,634,530 for 1997. The convertible provision of the Convertible Subordinated Debentures is contingent upon the future market price of the Company's stock; based on the market price on June 18, 1998, it is probable that none of the Debentures would convert to shares of Common Stock. Furthermore, the effects of options, which are presently outstanding for 3,660,000 shares of common stock were anti-dilutive; therefore, fully diluted earnings per share amounts are not presented because they do not differ significantly from primary earnings per share.

(j) Use of Estimates

The preparation of the Company's consolidated financial statements conforms with generally accepted accounting principles, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)  Collateral Owned

Collateral owned consists of repossessed automobiles which are recorded at the lower of the loan amount or the fair value of the vehicle on the date of foreclosure as determined by industry information. Any excess of the loan balance over the estimated fair value of the vehicle is charged to the allowance for credit losses. Any losses on the sale of the vehicles are charged to operations.

(l)  Year 2000 Issue

Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, a challenging problem is that many computer systems worldwide cannot recognize the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has not determined the magnitude of the problem, if any and therefore, no provision has been made in the financial statements.


(2) VOLUNTARY BANKRUPTCY REORGANIZATION

On September 19, 1997, the entire principal balance of the Company's Debentures became due and payable and the Company's projected cash flow was not adequate to meet the debt requirements. Therefore, on September 22, 1997, the Company filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico. Although the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so. If the Company is prevented from emerging from Chapter 11, it would most likely be liquidated, which would result in the elimination of the common and preferred stock, and in payments to creditors of amounts less than their claims. Management believes that amounts which might be received by creditors under such a liquidation scenario would likely be less than as proposed under the Plan.


(3) REORGANIZATION PLAN REGARDING FUTURE BUSINESS

In conjunction with the present Chapter 11 proceedings, the Company filed effective January 16, 1998, a Plan of Reorganization with the Bankruptcy Court proposing its plans for resolving the bankruptcy. In conjunction with the Plan of Reorganization, the Company has also filed a detailed Disclosure Statement which outlines its plans for new business (collectively, the "Plan"). The success of the Plan is highly dependent on the acquisition by the Company of a new business, which consists primarily of acquiring and operating gaming devices and machines for certain non-profit organizations located in New Mexico. The Plan will be distributed to the Company's creditors in advance of balloting and a hearing on the confirmation of the Plan, and will need approval of the Bankruptcy Court. A hearing on the Disclosure Statement is scheduled for July 30, 1998. The Company expects that this process will take several more months thereafter.

(4)  INVOLUNTARY BANKRUPTCY PETITION DISMISSED

Approximately six weeks after a court-approved Stipulation of Settlement in which the current management assumed control of the Company, on November 1, 1996, four holders of the Company's Debentures filed an involuntary petition against the Company in the Court (the "Involuntary Petition"). The petition was dismissed effective April 7, 1997. During the pendency of this action until its dismissal, the Company was restricted in its ability to actively pursue any new business activity.


(5)  DEBENTURES

On October 22, 1996, the Company initiated its offer to exchange common stock, $.002 par value per share ("common stock"), and 14 percent cumulative convertible preferred stock, $.002 par value per share ("preferred stock"), for its outstanding Debentures ("Exchange Offer"). After the dismissal of the Involuntary Petition (see Note 4) on April 8, 1997, the Exchange Offer expired, and the Company issued an aggregate of 1.4 million shares of its common stock and 57,800 shares of its preferred stock in exchange for $7.2 million in principal amount of Debentures. Pursuant to the Exchange Offer, the Company issued 855,205 shares of common stock valued at $0.5625 per share and 57,800 shares of its preferred stock valued at $100 per share in excess of the original conversion privilege offered by these Debentures. As a result, the Company recorded during the year ended March 31, 1998, a non-cash transaction: a conversion charge of $6.3 million, an increase to additional paid-in capital of $14.5 million, and an increase in the common stock of $2,889 and preferred stock of $116. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

During the 12 months ended March 31, 1998, and excluding the Exchange Offer, the Company repurchased Debentures representing $8.9 million in combined principal amount and accrued interest for $5.7 million in cash, which resulted in a gain of $3.2 million.

As a result of the Exchange Offer and the subsequent Debenture repurchases, the balance of Debentures and interest on March 31, 1998, were $7.2 million in principal and $1.7 million in interest. All outstanding principal became due on
the remaining Debentures on           September 19, 1997; however, this payment
was not made (See Note 2 above).


(6)  THE PURSUIT OF A CONTROLLING INTEREST IN ITB

International Thoroughbred Breeders, Inc. ("ITB") is an American Stock Exchange listed company which owns and operates Garden State Park and Freehold Raceway in New Jersey and which owns the former El Rancho Casino property in Las Vegas, Nevada. ITB is much larger than AutoLend, and has a net equity of approximately $75 million, annual revenues of approximately $68 million, and approximately 700 employees (according to ITB's most recent Form 10-Q and Form 10-K).

The Company initially had entered into negotiations in October 1996 to directly purchase an approximately 25% equity interest in ITB in a private sale from ITB's former chairman, Robert E. Brennan. However, due to the involuntary petition in bankruptcy (see Note 6 to the financial statements), the Company was prevented from consummating the purchase. As an alternative to the direct acquisition of the ITB stock, Nunzio DeSantis (the Company's Chairman and CEO) and Anthony Coelho (a Director of the Company) formed NPD, Inc. ("NPD") to purchase the ITB shares. In connection with its purchase, which was effective January 15, 1997, NPD was granted the right to appoint a majority of the Directors of the Board of ITB.

Concurrently with its formation, NPD had agreed to grant the Company the right to later purchase the ITB shares from NPD at the same price NPD had agreed to pay for the ITB shares. As consideration, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan's bankruptcy estate at closing. The Company further agreed that, following the dismissal of the involuntary bankruptcy petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan's bankruptcy estate for the ITB shares and to effectuate this, would deposit $2.0 million into a cash collateral escrow account to secure NPD's obligation. However, the Bankruptcy Court before which the involuntary petition was pending enjoined the making of the agreed-upon loan by the Company to NPD and, as a result, the right was not granted to the Company. Nonetheless, following the dismissal of the involuntary bankruptcy petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid, depositing the required $2.0 million in the cash collateral escrow account. At March 31, 1998, the funds held in escrow by a third party were invested in U.S. Treasury obligations.

On July 10, 1997, a loan of $3.0 million was made to NPD. The loan accrues interest at the rate of 10 percent per annum, and is payable in full, together with all accrued interest, on July 9, 1999. The loan is secured by a pledge by NPD of the shares of common stock of ITB owned by it, subject to a prior lien and pledge by NPD of the shares held by Brennan as security for NPD's obligation to pay the balance of the purchase price due for the ITB shares. NPD used the proceeds of the loan to repay an earlier loan made by an unaffiliated third party, which repayment resulted in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB shares.


(7)  THE ITB OPTION

As a result of the earlier involuntary bankruptcy proceeding against the Company (see Note 6 to the financial statements) the Company was prevented from entering into a negotiated agreement which would have enabled it to purchase an approximately 25 percent equity interest in ITB. Consequently, NPD was formed and consummated the same ITB purchase (see Note 6 above). After the dismissal of the involuntary bankruptcy petition, in order to reinstate the Company approximately to the position it would have been in as purchaser of the ITB Shares, in June 1997 the Company's Board of Directors approved an agreement in principal with NPD to finally consummate an option purchase.

Thus, in August 1997 the Company purchased from NPD an option to purchase the ITB shares held by NPD (the "Option"). The Option granted to the Company is subject to an option granted by NPD to Mr. DeSantis to purchase 50 percent of the ITB shares owned by NPD at the date of exercise. Furthermore, both of the options owned by the Company and by Mr. DeSantis are subject to a one year option previously granted by NPD to an unaffiliated third party in January 1997. This option provided this individual the right to purchase 50 percent of the ITB shares owned by NPD at the date of exercise.

The Option held by the Company states that it must purchase all of the ITB shares owned by NPD at the date of exercise, which would be from one-fourth of the shares originally purchased by NPD at a minimum, to 100 percent of these shares in the event no other options are exercised. Prior to entering into this agreement, the Company's Board of Directors obtained and reviewed a draft of a third-party appraisal of the Option, which set the value of the Option at $2.5 million if the Company has the ability to acquire 100 percent of the shares. As of June 19, 1998, this appraisal had not been finalized.

The Company paid $200,000 in cash for the Option at the closing date, and also executed a note, which accrues interest at 10 percent per annum and is payable in full, including accrued and unpaid interest, on July 9, 1999. The principal amount of the note is $2.3 million, if the Company has the ability to acquire 100 percent of the shares, but is reduced proportionally (including accrued interest from the date of inception) to the percentage of the ITB shares unavailable, as stated above. Therefore, at March 31, 1998, only one-fourth of the purchase price, and the corresponding related debt, or $425,000, and one-fourth of the potential option right, has been reflected. However, the balance of the debt obligation does represent a contingent obligation in the event that the Company has the ability to acquire all of the shares held by NPD.

The provisions of the Option stipulate that it may not be exercised by a company in bankruptcy, and the Option expires on August 29, 1998. The Option may however be extended at the discretion of NPD. In the event that the Company were able to exercise the Option, the Company would purchase the ITB shares from NPD at the same price paid by NPD, which was four dollars per share. However, it is highly unlikely that this option would be exercised by the Company unless the "strike price" exceeded $4 per share. ITB stock has been suspended from trading since October 1997, and last traded at approximately $3.50. It is unclear if the stock will resume trading before the expiration of the Option and therefore, establish a market price.

See Note 18 regarding the Pending ITB Settlement.


(8)  PREFERRED STOCK

In connection with the Exchange Offer (see Note 5 above), the Company issued 57,800 shares of preferred stock with a stated value of $100 per share. Dividends are at an annual rate of 14 percent of the stated value, payable quarterly, at the option of the Company in either cash, common stock, preferred stock, or a combination thereof. Dividends unpaid at March 31, 1998, totaled approximately $600,000.

(9)  DISCONTINUED OPERATIONS

One of the Company's subsidiaries, AutoLend IAP, Inc. ("IAP"), was sold on September 18, 1996, to its departing management. The Company received full, undiscounted payment in cash for all IAP's receivables outstanding, and also received cash payment for the book value of equipment and fixtures used in the business. In addition, the Company received shares of IAP's preferred stock. These shares of preferred stock had a face value of $1.0 million bearing interest at 11 percent. If the face value and accrued interest is not repaid to the Company in full at the end of three years, the Company may convert the preferred stock into common stock equal to 51 percent of IAP at the date of conversion. At March 31, 1998, management of the Company was negotiating with the new owners of IAP for the early repayment of the preferred stock. Since no agreement has been executed, the fair value of the investment was reduced to $250,000; this amount represents the escrow deposit available to guarantee the redemption of the stock.

As a result of the sale of IAP the past results of operations of IAP have been treated as a discontinued operation in the accompanying financial statements.
No interest expense has been allocated to discontinued operations. Summarized results of IAP included in the accompanying financial statements are as follows:


                                      Fiscal Year Ending March 31
                                     ------------------------------

                                     1998        1997         1996
                                     -------    --------   ----------
          Revenue                    $     -    $825,706    $379,667
          Net loss                         -    (152,973)    (47,595)
          Loss per common share            -       (0.03)      (0.01)


(10)  INSTALLMENT CONTRACT RECEIVABLES

At March 31, 1998, and 1997, Installment Contract Receivables consisted of the following:


                                                          1998         1997
                                                       ----------   -----------
          Installment contracts receivable             $ 541,803    $ 3,828,706
          Unearned finance charges                       (80,211)      (919,637)
                                                       ----------   -----------
          Installment contracts receivable, net of
            unearned finance charges                     461,592      2,909,069
          Collateral owned                                22,286        206,529
          Allowance for credit losses                   (187,669)    (1,068,545)
                                                       ----------   -----------
          Installment contracts receivable, net        $ 296,209     $2,047,053
                                                       ==========   ===========


A summary of the allowance for credit losses on the Installment Contracts Receivable is as follows:

                                                                 Fiscal Year ending March 31
                                                          ------------------------------------------
                                                              1998            1997           1996
                                                          ------------   ------------   ------------
     Balance - beginning of period                         $ 1,068,545    $ 3,995,296    $ 1,544,000
     Provision for losses, net of recoveries                   (89,000)     3,625,078      8,839,461
     Charge offs and adjustments                              (791,876)    (6,551,829)    (6,388,165)
                                                          ------------   ------------   ------------
     Balance - end of period                               $   187,669    $ 1,068,545    $ 3,995,296
                                                          ============   ============   ============

Most of the Company's Installment Contract Receivables are due from consumers in the Southeast, West, and Northeast regions of the United States. To some extent, realization of the receivables will depend on local economic conditions. The Company holds vehicle titles as collateral for all contracts receivable until the contracts are paid in full.

(11) PURCHASED INSURANCE POLICIES

At March 31, 1998, and 1997, the face values of the policies held was $1,879,420 and $1,948,530, respectively. The historical cost, including capitalized acquisition costs, of these policies at March 31, 1998, and 1997 was $1,386,265 and $1,438,690, respectively.

A summary of the allowance for credit losses on the Purchased Insurance Policies is as follows:

                                                              1998          1997
                                                          ------------   -----------
     Balance - beginning of period                         $ 925,300      $ 145,713
     Provision for write-down and valuation allowance        131,772        779,587
                                                          ------------   -----------
     Balance - end of period                              $1,057,072      $ 925,300
                                                          ============   ===========

(12) SECURITIES

At March 31, 1998, certain securities classified as available-for-sale were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

No securities were classified as trading or held-to-maturity at March 31, 1998, or 1997. Investments in available-for-sale securities are summarized as follows at March 31:

                                    1998                            1997
                      -------------------------------  ---------------------------------
                                           Corporate                       Corporate
                       Stock Option           Debt      Stock Option          Debt
                          (ITB)           (IAP Stock)      (ITB)          (IAP Stock)
                      ----------------    -----------  -------------    ---------------
Cost                  $  625,000          $  800,000   $          -     $    1,000,000
Permanent impairment           -             160,000              -            200,000
Unrealized losses        200,000             390,000                                 -
                      ----------------    -----------  -------------    ---------------
Fair market value     $  425,000          $  250,000     $        -     $      800,000
                      ================    ===========  =============    ===============

There were no realized gains or losses on securities for the year ended March 31, 1998. Realized gains and losses on securities available-for-sale were $(49,853) and $1,137 for the years ended March 31, 1997 and 1996 respectively.

(13) FIXED ASSETS

For the fiscal year ended March 31, 1998, furniture and fixtures and computers and software are stated at cost. Depreciation is computed by using the straight-line method over five years, the estimated useful life of the asset(s). A summary of fixed assets and depreciation recorded for the fiscal years ended March 31, 1998, and 1997, is as follows:


                                        1998      1997
                                     ---------  ---------
     Furniture and Fixtures          $ 27,809   $ 32,241
     Computers and Software            80,416     78,323
     Leasehold Improvements                 -      9,254
                                     ---------  ---------
     Gross book value                 108,225    119,818
     Less: Accumulated Depreciation   (68,614)   (52,023)
                                     ---------  ---------
       Total net book value          $ 39,611   $ 67,795
                                     =========  =========

(14) INCOME TAXES

A reconciliation of the Company's actual income tax benefit to that computed using the United States federal statutory rate of 34 percent is as follows:

                                                                           Years ended March 31
                                                        -----------------------------------------------------

                                                                  1988              1997              1996
                                                        -----------------------------------------------------
  Computed "expected" tax benefit                        $    (1,874,012)      $ (3,921,997)     $  (253,146)
  Increase (decrease) in income taxes resulting from:
     Non-deductible debt to stock conversion                   2,131,472                  -                -
     Amortization of goodwill                                          -            223,225         (401,590)
     Limitation of net operating loss carryforward              (257,460)         3,698,772          654,736
                                                        ----------------       ------------      -----------
  Total income tax expense                               $             -       $          -      $         -
                                                        ================       ============      ===========

The tax effects of temporary differences that give rise to deferred tax liabilities at March 31, 1998, and 1997, are presented below:

                                                             1998               1997
                                                         -------------      ------------
          Deferred Tax assets:
            Bad debt reserve                             $    91,392        $   167,395
            Capital loss carryover                           203,227            203,227
            Net operating loss                             5,617,126          5,716,454
            Valuation reserve on investment
                 and insurance policies                      487,493            436,391
                                                         -----------        -----------
            Subtotal: gross deferred tax assets          $ 6,399,238        $ 6,523,467
                                                         -----------        -----------
          Deferred tax liabilities:
            Other                                             18,575             18,575
                                                         -----------        -----------
            Subtotal: gross deferred tax liabilities     $    18,575        $    18,575
                                                         -----------        -----------

          Net deferred tax asset, before valuation
           allowance                                     $ 6,380,663        $ 6,504,892
          Valuation allowance for deferred tax assets     (6,380,663)        (6,504,892)
                                                         -----------        -----------
          Total net deferred tax asset                   $        -         $         -
                                                         ===========        ===========

(15) STOCKHOLDERS' EQUITY

On July 31, 1990, the Company made a public offering of 900,000 units at $10 each, with each unit consisting of three common shares and three redeemable Class A warrants. Total proceeds from the sale of these units were $9,000,000, less offering costs of $1,815,591. In addition, the underwriters for the public offering exercised an option to purchase 50,000 units to cover over-allotments. Total proceeds from the sale of these option units were $500,000, less underwriting discounts and commissions of $57,750. The underwriters also received an additional option to purchase 90,000 units at $12 per unit, exercisable over two years commencing on July 31, 1993; this additional option expired unexercised.

Each Class A warrant entitled the registered holder to purchase one common share and one redeemable Class B warrant at an exercise price of $4.00 through its expiration date. Each Class B Warrant entitled the registered holder to purchase one common share at $7.00 from the date of issuance through its expiration date. The Class A and Class B warrants were subject to redemption at $0.05 per warrant on 30 days' prior written notice if the closing bid price of the common shares exceeds $5.50 and $9.70 per share, respectively, for 30 consecutive business days ending within 15 days of the date of notice of redemption. During the year ended March 31, 1993, 151,500 Class A warrants and 44,500 Class B warrants were exercised. A total of 1,000 Class A warrants was exercised during the year ended March 31, 1992. In addition, the Company repurchased 142,000 Class A warrants at a total cost of $227,355. At March 31, 1998, 2,555,500 Class A warrants and 108,000 Class B warrants were outstanding. The Warrants were due to expire on January 31, 1998, when the Company was under the restrictions of the Chapter 11 Bankruptcy proceeding and was thus unable to address the issue of extending their expiration date. The Plan and Disclosure Statement include provisions for treatment of the Warrants; this, however is subject to confirmation under the Bankruptcy Proceeding.

In connection with the Company's issuance of Debentures (Note 5), the Company granted to the distribution agent a warrant to purchase 269,388 shares of common stock exercisable at $12.25 per share through September 18, 1996, which expired unexercised. The Company has also granted warrants to individuals to purchase 25,000 common shares at $3.00 per share through March 11, 2001, and 20,000 common shares at $12.25 through September 18, 2001.

The Company has a stock option plan under which both incentive and non-qualified stock options may be granted to purchase up to 4,500,000 shares of common stock. For options granted as incentive stock options under the plan, the exercise price must be at least equal to the fair market value on the date of the grant. The exercise price for non-qualified options may be less than fair market value. The options expire at various times ranging from five to ten years.


                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1998, 1997, AND 1996

The options are summarized as follows:

                                                1998                         1997                            1996
                                    ----------------------------  -----------------------------  ------------------------------
                                                   Weighted-                     Weighted-                       Weighted-
                                       # of         Average           # of        Average           # of           Average
                                      Shares     Exercise Price      Shares     Exercise Price     Shares       Exercise Price
                                    ----------  ----------------  ------------ ----------------  -----------   ----------------
Outstanding at beginning of year      1,100,000   $      2.47        1,865,000   $       2.77      1,370,000     $        3.22
Granted (1)                           2,720,000          0.19          525,000           2.65        495,000              1.54
Forfeited                              (160,000)         3.25       (1,290,000)          2.98              -              2.98
                                    ----------- ----------------  ------------ ----------------  -----------   ----------------
Outstanding at end of year            3,660,000          0.74        1,100,000           2.47      1,865,000              2.77

Options exercisable at year end       3,660,000                        820,000                       911,667

(1)  Management has determined that the fair value of the options is nominal.

The following table summarizes information about the options outstanding at March 31, 1998:

                                                 Options Outstanding                                 Options Exercisable
                           -------------------------------------------------------------  ----------------------------------------
                                  Number            Weighted-Average        Weighted-             Number            Weighted-
                                 Outstanding          Remaining              Average            Exercisable          Average
       Exercise Price         at March 31, 1998     Contractual Life      Exercise Price     at March 31, 1998     Exercise Price
       ------------------  ----------------------  ------------------    ---------------  ---------------------   ----------------
        $         0.1875             2,720,000        8 1/2 Years        $         0.19            2,720,000      $          0.19
             1.50 - 2.25               395,000        7 1/2 Years                  1.81              395,000                 1.81
                    2.65               525,000                    (1)              2.65              525,000                 2.65
            3.00 - 4.625                20,000        4 1/2 Years                  3.81               20,000                 3.81
                           ---------------------                         ---------------  --------------------    ---------------
        $ 0.1875 - 4.625             3,660,000        7 1/2 Years        $         0.74            3,660,000      $          0.74

(1) These options expire on the thirty-first day following the tenth consecutive trading day that the Market Price (as defined in the option agreement) of the Company's Common Stock equals or exceeds $6.00 per share, subject to an extension of the option term if the Common Stock is then not registered under the Securities Act of 1933, as amended.


(16)  SALE OF CERTAIN ASSETS

On May 8, 1995, and July 18, 1995, American Life Resources Group ("ALRG") and LB NM, Inc. ("LBNM"), entered into agreements with Viaticus, Inc. ("Viaticus"), a subsidiary of the CNA Insurance Companies, under which ALRG and LBNM agreed to assign to Viaticus certain viatical insurance policies. Under the agreements, upon receipt by Viaticus of satisfactory acknowledgement by the insurer, payment of a predetermined amount for each policy would be remitted to the Company. During the fiscal year ended March 31, 1996, approximately $17.5 million was received as payment for policies with completed assignments to Viaticus. There are no outstanding amounts receivable under the agreements at March 31, 1998.


(17)  COMMITMENTS AND CONTINGENCIES

Effective August 8, 1997, the Company relocated its principal executive offices from 215 Central NW, Albuquerque, New Mexico to 600 Central SW, Albuquerque, New Mexico. The Company leases this space on a month-to-month basis.

Miami office lease.  The Company had previously leased approximately 17,000
------------------
square feet of office space in Miami Beach, Florida, under a six-year non-cancelable lease, effective May 1994. In February 1996, the Company moved out of these premises. At September 30, 1997, approximately 35 months of the lease
remained at a cost of $341,250 per year.  On          January 28, 1998, the
Bankruptcy Court approved a settlement with the landlord, dated October 31, 1997, which released the Company from its obligations under the lease. The Company paid the landlord $105,850 (including funds already on deposit) in complete satisfaction of all claims. The Company had provided a lease loss accrual of $516,000 during fiscal year 1997 for the rent payments and other lease-related expenses called for under the lease. Because of the Court-approved settlement with the landlord, a gain on settlement of the Miami lease of $266,378 was recorded for the fiscal year ended March 31, 1998.

The Company is currently considering a sale of a portfolio of installment receivables, which are non-performing and which have been fully reserved, to an independent third party. There is also a sales and use tax refund opportunity applicable to those receivables because the borrower defaulted. The Company is currently pursuing a potential refund of some of these taxes. The amounts relating to these events are not readily determinable, and recovery is not certain. Therefore, these financial statements do not reflect the potential financial impact related to these activities.

Living Benefits, Inc. litigation.  Effective April 1, 1991, the Company acquired
--------------------------------
certain equipment, covenants not to compete, and the future operations of Living Benefits, Inc. ("LBI"). The acquisition agreement provides for the payment of contingent consideration based on a share of the profits of LBI's business. No contingent consideration payment was required for the year ended March 31, 1992. At March 31, 1993, the Company accrued $549,258 as contingent consideration for fiscal year 1993, which was paid on July 19, 1993. The Company and the principals of LBI are disputing the remaining amounts of consideration due based on differences in interpretation of certain computational items in the acquisition agreement. On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits, Inc. (the "Plaintiff) (Living Benefits Inc., a New Mexico corporation, v. Autolend Group, Inc., a Delaware corporation, formerly known as CAPX Corporation, and LB NM, Inc., a Delaware corporation; Cause No. CIV 96 0993
SC). The complaint alleges that the Company is obligated to the Plaintiff for more than $1,657,914, with interest at 8.75 percent from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff is also seeking punitive damages for bad faith in an undisclosed amount as well as attorney's fees. The Company had admitted that it was obligated to the Plaintiff for $656,542 pursuant to an agreement entered into between the Company and the Plaintiff in June 1995, and which the Company alleges has since been breached by the Plaintiff. On June 11, 1997, an Offer of Judgment was made to the Plaintiff of $656,600 with costs accrued as of that date. The Plaintiff rejected the offer. The Company has accrued an amount for purposes of financial conservatism, but disputes the notion that such an amount is owed, and the Company intends to resolve the dispute through Bankruptcy Court. The Company disputes this claim and will vigorously defend against any claim by the Plaintiff as part of the Bankruptcy Petition. However, the Company is currently unable to predict with any degree of certainty the final resolution of this matter.

Rodman & Renshaw, Inc. On September 24, 1997, Rodman & Renshaw, Inc., an
----------------------
investment banking firm ("Rodman"), filed a complaint against several defendants, including the Company (collectively, "Defendants") in the Supreme Court of the State of New York, County of New York. The action against the Company was stayed by the filing of the Bankruptcy Petition before the Company's due date for filing an answer. Rodman alleges damages of $250,000 and requests costs, interest, and punitive damages of $1,000,000 from all the Defendants. The complaint alleges that the Defendants are liable to Rodman for damages by depriving Rodman of its fee for its efforts to procure financing for the buyers in connection with the disposition of IAP. The Company has several defenses to these claims, and believes that it may be improperly included as one of the Defendants. The Company will defend this action in a claims objection proceeding in its bankruptcy proceedings or as otherwise appropriate.

AutoLend Group, Inc. v. NPD, Inc.  On June 5, 1998, the Company filed Adversary
---------------------------------
No. 98-1136M, a complaint to recover certain transfers pursuant to 11 U.S.C.
(S)548. In the complaint, the Company has requested relief as follows: avoidance of certain transfers from the Company to NPD, Inc., pursuant to 11 U.S.C. (S)548(a); the return to the Company of the $2.0 million deposited plus accrued interest in the cash collateral escrow account in connection with the Brennan bankruptcy to secure the Company's guarantee obligation, and a requirement that NPD release the Company from the note payable to NPD; the return of the $200,000 cash paid to NPD for the ITB option; repayment of the $3.0 million which the Company lent to NPD; and pre- and post-judgment interest, costs, and attorneys fees.

AutoLend Group, Inc. v. Nunzio P. DeSantis.  On June 5, 1998, the Company filed
-------------------------------------------
Adversary No. 98-1135M, a complaint to recover certain transfers pursuant to 11 U.S.C. (S)(S)547 and 548, and for indemnity. The Company has requested relief in the form of the return of $597,500 in payments, plus indemnity for any amounts which NPD fails to pay in the event the Company is granted judgment against NPD for interest, costs, and attorneys fees.

AutoLend Group, Inc. v. Jeffrey Ovington.  On June 5, 1998, the Company filed
-----------------------------------------
Adversary No. 98-1134M, a complaint to recover certain transfers pursuant to 11 U.S.C. (S)(S)547 and 548. The Company has requested relief in the form of the return of $100,000 in compensation payments, plus pre- and post-judgment interest, costs, and attorneys fees.

AutoLend Group, Inc. v. Vincent Villanueva.  On June 18, 1998, the Company filed
-------------------------------------------
Adversary No. 98-1145M, a complaint to recover certain transfers pursuant to 11 U.S.C. (S)(S)547 and 548. The Company has requested relief in the form of the return of $39,647.47 in payments, plus pre- and post-judgment interest, costs, and attorneys fees.

The Company is also a party to legal proceedings and claims that arise during the ordinary course of business.


Contingency related to the ITB Option and NPD:  On September 22, 1997, the
----------------------------------------------
Company filed a voluntary petition for protection under Chapter 11 of the Code ("Bankruptcy Petition") in the Bankruptcy Court. In conjunction with the Chapter 11 proceedings, the Company filed, effective January 16, 1998, a detailed Plan of Reorganization ("Plan") and Disclosure Statement (the "Disclosure Statement"), which outline the Company's plans for new business. A hearing on the Disclosure Statement is scheduled for July 30, 1998. Because of the environment, which lead to the Bankruptcy Petition, there is substantial doubt about the Company's ability to continue as a going concern.

In analyzing the Plan, the potential benefits of the ITB Option, the Company's cash flow requirements, and various other factors, the Company has determined that it may be advantageous to negotiate with NPD and Nunzio P. DeSantis for an agreement to "unwind" the ITB Option and associated transactions. (see Notes 6 and 7). This may result in the following:

     Return to the Company of the $2.0 million deposited in the cash collateral escrow account in connection with the Brennan bankruptcy to secure the Debtor's guarantee obligation, and a release of the Debtor from the Brennan/NPD guarantee;

     Termination of the $2.3 million note payable by the Company to NPD for the option to acquire 100 percent of the ITB shares owned by NPD, and a negotiated return (complete or partial) of the $200,000 cash paid to NPD for the ITB option; and repayment by NPD of the $3.0 million which the Company lent to NPD, plus some negotiated amount of interest. The Company anticipates that NPD will request a discount for payment of the note prior to its maturity.

     In addition, the Company would release any and all security interests, collateral, pledges and other rights in and to the ITB Stock, or to any property or rights of NPD, and the Company would no longer have any rights with regard to the ITB shares.

     Such an "unwinding" is contingent upon negotiations and agreements with NPD and with Nunzio P. DeSantis individually. The Company anticipates that negotiations would include requests for releases by NPD and Nunzio P. DeSantis, in addition to negotiations concerning the present value of the notes, possible discounts for the notes, the declining value of the option, and other factors. (see Note 18 below regarding a subsequent event).


     (18)  SUBSEQUENT EVENT

     On June 5, 1998, the Company, as debtor-in-possession, filed an adversary claim with the Bankruptcy Court against NPD: AutoLend Group Inc. vs. NPD Inc., Adversary No. 98-1136M (hereinafter, the "NPD Claim"). The NPD Claim seeks, among other things, the return to the Company of the $2.0 million Escrow deposit (plus interest), the immediate repayment to the Company by NPD of the $3.0 million NPD Loan (plus interest), and the cancellation of the Option and corresponding cancellation of the Company's obligations under the NPD Note Payable and return of the $0.2 million cash down payment on the Option (see Notes 6 and 7).

     On July 2, 1998, all the members of ITB's Board of Directors, and various other parties (including NPD) involved in litigation over ITB, jointly executed and filed with the Court of Chancery in the State of Delaware (the "Chancery Court") a Stipulation and Agreement of Compromise, Settlement and Release, C.A. No. 15919, which was entered into subject to the Chancery Court's (and certain other creditors specified therein) approval (hereinafter, the "Delaware ITB Agreement"). The Delaware ITB Agreement addresses many issues outside the scope of the Company's concern; its provisions relevant to the Company include the return of the $2.0 million Escrow deposit (plus interest) to the Company, the exchange of mutual releases, and the purchase by ITB from NPD of the ITB Shares with a combination of cash and ITB's assumption of NPD's note payable to the Brennan estate. The Delaware ITB Agreement is contingent upon approval by various parties including the Bankruptcy Court and the Chancery Court, and further requires the Company to assume ITB's office lease in Albuquerque, New Mexico. This lease requires an annual obligation of approximately $108,000 and expires in 2002. It is this space, which is where the Company presently subleases its offices. This agreement cancels all options relating to the ITB Shares, including the ITB Option (see Note 7). A hearing on the Delaware ITB Agreement is set for August 25, 1998.

     On July 10, 1998, the Company, as a debtor-in-possession, filed with the Bankruptcy Court the Debtor's Motion to Approve Compromise (ITB Transaction), No. 11-97-15499-MA (hereinafter, the "ITB Settlement"). This ITB Settlement provides for, among other things, the Bankruptcy Court's approval of the Delaware ITB Agreement, and subject to the final approval of the Delaware ITB Agreement by all necessary parties (including the Chancery Court), the ITB Settlement provides for the resolution of the NPD Claim described above. Specifically, the ITB Settlement would result in the return of the $2.0 million Escrow deposit (plus interest) to the Company, the cancellation of the ITB Option and corresponding Company obligation under the NPD Note Payable, the prepayment to the Company by NPD of $2.3 million of the $3.0 million NPD Loan, and the contingent payment to the Company by NPD of a portion of the additional funds which may be received by NPD (or its affiliates) in connection with the possible sale of ITB's Las Vegas real estate (which contingent funds could, in combination with the $2.3 million, exceed the $3.0 million NPD Loan owed to the Company). The deadline for receipt of objections to the ITB Settlement is July 30, 1998.

     If the ITB Settlement is approved by the Bankruptcy Court and all of the remaining approvals for the Delaware ITB Agreement are received, including approval by the Chancery Court, the Company will receive cash of $4.3 million plus interest (which is presently anticipated to be received at the end of September 1998, although no assurance can be given to such date), and will have its obligation under the NPD Note Payable canceled, and will have the possibility of receipt of certain additional contingent consideration. There can be no assurances that such approvals from the Chancery Court, the Bankruptcy Court, and certain creditors named in the Delaware ITB Agreement can be obtained. If the ITB Settlement and the Delaware ITB Agreement are not approved, the receipt by the Company of comparable amounts of cash cannot be assured, and whatever cash is ultimately received by the Company would almost certainly take significantly longer to receive.

                                  SCHEDULE II

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                         March 31, 1998, 1997, and 1996

                                                               Balance at         Charged to      Amount on
                                                               Beginning          Costs and        Balance
                                                               of Period          Expenses          Sheet
                                                             -----------------------------------------------
Description
-----------
Year ended March 31, 1998:                                  $    600,000       $         -       $    600,000
    Intangible assets - accumulated amortization               2,708,278                 -          2,708,278
    Goodwill - accumulated amortization                        3,519,501            56,443          3,575,944
    Debt issuance costs - accumulated amortization

Year ended March 31, 1997:
    Intangible assets - accumulated amortization            $    600,000       $         -       $    600,000
    Goodwill - accumulated amortization                        2,708,278                 -          2,708,278
    Debt issuance costs - accumulated amortization             3,276,724           242,777          3,519,501

Year ended March 31, 1996:
    Intangible assets - accumulated amortization            $    293,949       $   306,051       $    600,000
    Goodwill - accumulated amortization                        1,128,413         1,579,865          2,708,278
    Debt issuance costs - accumulated amortization             1,824,690         1,452,034          3,276,724