Form 10-Q
period 1998-06-30
AUTOLEND GROUP INC
filed 1998-08-14
CIK 851697

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission file number 1-10569

                              AUTOLEND GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

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

                                 (505) 247-9429
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

The number of shares outstanding of the Registrant's common stock was 6,079,530 at August 11, 1998.

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed
by a court. Yes X   No
               ---    ---

===============================================================================

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..................................................4

   Consolidated Balance Sheets as of June 30, 1998, and March 31, 1998........4

   Consolidated Statements of Operations for the three-month periods ended June 30, 1998, and 1997............................................5

   Consolidated Statements of Cash Flows for the three-month periods ended
     June 30, 1998, and 1997..................................................6

   Notes to Consolidated Financial Statements.................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................20

Item 3. Quantitative and Qualitative Disclosure about Market Risk............22


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................................23

Item 2. Changes in Securities and Use of Proceeds............................23

Item 3. Defaults Upon Senior Securities......................................24

Item 4. Submission of Matters to a Vote of Security Holders..................24

Item 5. Other Information....................................................24

Item 6. Exhibits and Reports on Form 8-K.....................................24

SIGNATURES...................................................................25

                           FORWARD-LOOKING INFORMATION


The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors inherent in the consummation of any plan in a Chapter 11 bankruptcy case, e.g., the risk of liquidating assets at less than their projected value and claims being allowed in an amount different from the amounts projected by the Company; the consummation of certain pending settlements of litigation affecting interests of the Company; the perceived difficulties from the Company's bankruptcy which could adversely affect its existing and proposed operations and other difficulties relating to its Chapter 11 bankruptcy; and the risks relating to the operation of a gaming business, which forms a significant part of the Company's Plan of Reorganization. From time to time, AutoLend Group, Inc., may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                                PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                                 CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30, 1998     MARCH 31, 1998
                                                                                     --------------    --------------
                                                                                       (unaudited)        (audited)

ASSETS:
  Cash and cash equivalents                                                          $      859,885    $      769,736
  Prepaid expenses                                                                           67,041           167,381

  Installment contracts receivable                                                   $      319,296    $      461,592
  Collateral owned-gross                                                                     26,236            22,286
  Allowance for credit losses                                                              (169,389)         (187,669)
                                                                                     --------------    --------------
    Installment contracts receivable-net                                             $      176,143    $      296,209

  ITB Option, less allowance of $200,000 at June 30, 1998, and March 31, 1998               425,000           425,000
  Escrow deposit                                                                          2,000,000         2,000,000
  Interest on escrow deposit                                                                 87,060            62,060
  Note receivable - NPD, Inc.                                                             3,035,292         3,035,292
  Interest receivable on note receivable - NPD, Inc.                                        295,098           219,215
  Purchased insurance policies at estimated market value; face value of $1,879,420
     at June 30, 1998 and March 31, 1998                                                    329,193           329,193
  Securities in IAP, less allowance of $25,000 at June 30, 1998, and
    $390,000 at March 31, 1998                                                              615,000           250,000
  Fixed assets, less accumulated depreciation of $67,422 at June 30, 1998,
    and $68,614 at March 31, 1998                                                            29,718            39,611
  Other                                                                                      46,170            46,011
                                                                                     --------------    --------------
    Total assets                                                                     $    7,965,600    $    7,639,708
                                                                                     ==============    ==============

LIABILITIES:
  Liabilities subject to compromise:
    Accounts payable                                                                 $       91,048    $       55,276
    Accrued interest expense on debentures (pre-petition)                                 1,372,819         1,372,819
    Convertible subordinated debentures at face value                                     7,225,000         7,225,000
    Allowance for estimated legal fees and settlement costs                               1,434,944         1,434,944
                                                                                     --------------    --------------
  Total liabilities subject to compromise                                                10,123,811        10,088,039
                                                                                     --------------    --------------

  Liabilities not subject to compromise:
    Accounts payable                                                                        230,247            95,135
    Accrued liabilities                                                                     131,495            79,674
    Accrued interest expense on debentures (post-petition)                                  535,754           364,160
    Note payable - NPD, Inc.                                                                425,000           425,000
    Accrued interest - NPD, Inc.                                                             36,292            25,667
                                                                                     --------------    --------------
  Total liabilities not subject to compromise                                             1,358,788           989,636
                                                                                     --------------    --------------
    Total liabilities                                                                $   11,482,599    $   11,077,675
                                                                                     --------------    --------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.002 par value. Authorized 5,000,000 shares;
    57,800 issued and outstanding at June 30, 1998, and March 31, 1998               $          116    $          116
  Common stock, $.002 par value. Authorized 40,000,000 shares;
    issued 6,079,530 shares at June 30, 1998, and March 31, 1998                             12,158            12,158
  Additional paid-in capital                                                             20,459,946        20,459,946
  Unrealized holding loss                                                                  (225,000)         (590,000)
  Accumulated deficit                                                                   (23,764,219)      (23,320,187)
                                                                                     --------------    --------------
    Total stockholders' deficit                                                      $   (3,516,999)   $   (3,437,967)
                                                                                     --------------    --------------

  Total liabilities and stockholders' deficit                                        $    7,965,600    $    7,639,708
                                                                                     ==============    ==============

    See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

          AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                              THREE MONTH PERIOD ENDED
                                                                                      JUNE 30,
                                                                             --------------------------
                                                                                1998            1997
                                                                             -----------    -----------

Revenues:
  Finance charges on installment contracts                                   $    42,305    $   216,613
  Revenues from matured insurance policies                                         5,000             --
                                                                             -----------    -----------
     Gross revenues                                                               47,305        216,613
  Cost of matured insurance policies                                                  --             --
                                                                             -----------    -----------
     Total net revenues                                                      $    47,305    $   216,613

General and administrative expenses                                             (385,501)      (548,264)
Provision for credit gains (losses), net of recoveries                           102,000             --
                                                                             -----------    -----------
  Operating loss                                                             $  (236,196)   $  (331,651)
                                                                             -----------    -----------

Other income/(expense):
   Interest income on cash and cash equivalents                              $    30,212    $   117,133
   NPD, Inc., note receivable interest income accrued                             75,882             --
   Debentures interest expense accrued                                          (171,594)      (350,908)
   NPD, Inc., note payable interest expense accrued                              (10,625)            --
   Other interest expense                                                             --        (13,541)
  Write-off of fixed assets                                                       (4,570)            --
  Debenture conversion charge                                                         --     (6,261,051)
                                                                             -----------    -----------
    Total net other income/(expense)                                         $   (80,695)   $(6,508,367)
                                                                             -----------    -----------

  Loss before reorganization costs and extraordinary item                       (316,891)    (6,840,018)
    Reorganization costs incurred after Chapter 11 proceedings                  (127,144)            --
                                                                             -----------    -----------
  Loss before extraordinary item                                             $  (444,035)   $(6,840,018)

Extraordinary item:
  Gain on early extinguishment of debt                                                --        931,248
                                                                             -----------    -----------
Net loss                                                                     $  (444,035)   $(5,908,770)
                                                                             ===========    ===========


Per Share:
  Operating loss                                                             $     (0.04)   $     (0.06)
  Total net other income/(expense)                                                 (0.01)         (1.10)
                                                                             -----------    -----------

  Loss before reorganization costs and extraordinary item                    $     (0.05)   $     (1.16)
    Reorganization costs incurred after Chapter 11 proceedings                     (0.02)            --
                                                                             -----------    -----------
  Loss before extraordinary item                                             $     (0.07)   $     (1.16)

Extraordinary item:
  Gain on early extinguishment of debt                                                --           0.16
                                                                             -----------    -----------
Net loss                                                                     $     (0.07)   $     (1.00)
                                                                             ===========    ===========


Weighted average number of common and common equivalent shares outstanding     6,079,530      5,928,761
                                                                             ===========    ===========


    See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

                AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (unaudited)


                                                                                    THREE MONTH PERIOD ENDED
                                                                                            JUNE 30,
                                                                                  ----------------------------

                                                                                      1998            1997
                                                                                  ------------    ------------

Cash flow from operating activities:
   Net loss                                                                       $   (444,035)   $ (5,908,770)
   Adjustments to reconcile net loss to net cash flow from operating activities
      Amortization of intangible assets and debt issuance costs                             --          37,357
      Depreciation expense                                                               5,323           6,075
      Gain on early extinguishment of debt, net of amortization                             --        (931,248)
      Charge for debenture conversion, net of amortization                                  --       6,261,052
      Provision for credit losses, net of recoveries                                  (102,000)             --
      Write-off of fixed assets                                                          4,570              --
   Changes in assets and liabilities:
      Prepaid expenses                                                                 100,340              --
      Installment contracts receivable                                                 222,066         768,106
      Interest on escrow deposit                                                       (25,000)             --
      Interest receivable on note receivable - NPD, Inc.                               (75,882)             --
      Other assets                                                                        (157)         65,797
      Accounts payable and accrued liabilities                                         222,705      (1,121,961)
      Accrued interest expense                                                         182,219         350,900
                                                                                  ------------    ------------
   Cash provided (used) by operating activities                                   $     90,149    $   (472,692)
                                                                                  ------------    ------------

Cash flow from investing activities:
   Funding of escrow                                                              $         --    $ (2,000,000)
                                                                                  ------------    ------------
      Cash provided (used) by investing activities                                $         --    $ (2,000,000)
                                                                                  ------------    ------------

Cash flow from financing activities:
   Early extinguishment of debt                                                   $         --    $   (742,079)
                                                                                  ------------    ------------
      Cash provided (used) in financing activities                                          --        (742,079)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                              $     90,149    $ (3,214,771)
Cash and cash equivalents at beginning of period                                       769,736      12,399,932
                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                        $    859,885    $  9,185,161
                                                                                  ============    ============


    See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a)  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of AutoLend Group, Inc., and its wholly owned subsidiaries (collectively, the "Company" or "AutoLend") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The information furnished, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals, except for the adjustment to securities as discussed in
  Note 10 below) considered necessary to present fairly the results of operations of the Company for the three-month period ended June 30, 1998. The operating results for the three months ended June 30, 1998, are not necessarily indicative of results which may be expected for the year ending March 31, 1999.

  The financial statements have also been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (September 22, 1997) and identification of all transactions and events that are directly associated with the reorganization of the Company. The Statement does not require that comparative balances be reclassified to conform to current year balances stated under SOP 90-7. As such, prior year's balances are not reclassified.

  The Company's unaudited consolidated financial statements include the accounts of AutoLend Group, Inc., and its wholly owned subsidiaries, AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. No petition under the United States Bankruptcy Code has been filed for the subsidiaries.


  (b)  RECENT ACCOUNTING PRONOUNCEMENTS

  The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders'

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). Comparative information for earlier years has been restated (see Note 11).

The Company adopted Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt and participation rights), including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has no effect on the Company as it currently discloses the information specified.

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adoption of SFAS 129 has no effect on the Company's current disclosures.


(c)  GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default against, its outstanding 9.5 % Convertible Subordinated Debentures (the "Debentures") (see Notes 2 and 7 below), the Company filed for reorganization on September 22, 1997 (the "Voluntary Bankruptcy Proceeding") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company maintains a residual portfolio of sub-prime consumer used-car loans ("Installment Contracts Receivable") through its wholly owned subsidiary, AutoLend Corporation. The Company commenced purchasing these loans in May 1994, and while under prior management, ceased purchasing them in December 1995. Loan loss provisions for this business from its inception through March 1997 totaled $13.9 million (which amount does not include salaries, rent, and other operating expenses associated with the car loan business). The results of this business were the primary reasons the Company developed a negative net equity, which precluded the Company from being able to generate the necessary cash flow to service its debt obligations (under the terms of the Debentures), which in turn forced the Company to file for bankruptcy.

The Company's two other wholly owned subsidiaries, LB NM, Inc., and American Life Resources Group, Inc., maintain a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). The Company ceased purchasing Policies in September 1994 and does not intend to recommence those activities.

AutoLend IAP, Inc., a former wholly owned subsidiary ("IAP"), provided short-term financing to selected used-car dealers for purchases of used automobiles at certain regional auctions in the United States. IAP was started in March 1995 and was unprofitable. On September 18, 1996, the Company sold IAP.

Because the Company's liabilities have exceeded its assets since March 1996, and the Company has been in the Voluntary Bankruptcy Proceeding since September 1997, there is substantial doubt about the Company's ability to continue as a going concern. The Company's viability as a going concern depends upon the restructuring of its obligations and, ultimately, the attainment of profitability. The Company has filed a Plan of Reorganization (the "Plan of Reorganization") and a Disclosure Statement (the " Disclosure Statement," and together with the Plan of Reorganization, the "Plan"), that contain the Company's proposal for resolving the bankruptcy (see Notes 2 and 3 below). A hearing on the Disclosure Statement is scheduled for August 17, 1998, and the Company expects the reorganization process to take at least three months beyond that date. Although the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so. If the Company is prevented from emerging from Chapter 11, it would most likely be liquidated, which would result in the elimination of its common stock, $.002 par value per share (the "Common Stock") and 14% cumulative convertible preferred stock, $.002 par value per share (the "Preferred Stock") and its Class A and B Warrants, and payments to creditors for amounts less than their claims. Management believes that payments to creditors under such a liquidation scenario would likely be less than that as proposed under the Plan.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(2)  VOLUNTARY BANKRUPTCY REORGANIZATION FILING

At the end of March 1994, the Company's net equity was a positive $2.7 million. Shortly thereafter, the Company's prior management launched the sub-prime consumer car loan business. By December 1995, net equity was down to $0.7 million, and cumulative losses (since March 1994) before the impact of the redemption of Debentures totaled $12.l million. In late December 1995, Nunzio DeSantis, the Company's then-largest stockholder, commenced legal actions against the then-current management. This resulted in a Stipulation of Settlement that was approved, after due notice, by the Delaware Chancery Court, and installed new management for the Company effective mid-September 1996. However, by about this time, net equity had already deteriorated to a negative $6.9 million. In the first six months after new management took control, additional car-loan loss expenses and asset write-downs were made against the former operations of the Company, further deteriorating net equity, which reached a low point of a negative $11.9 million in March 1997.

New management took immediate and substantive steps to turn the Company around, including the Debenture Exchange Offer (see Note 7 below), the repurchase of some Debentures at a discount, the pursuit of a new business (see Note 4 below), and the cutting of overhead costs (which were reduced by 43% in new management's first year, resulting in reductions of approximately $3.3 million in general and administrative expenses for the twelve months ended September 1997, as compared to the prior twelve months). These efforts resulted in the reduction of the net equity deficit to below a negative $3 million (which was an improvement of over $9 million from the low point), but the improvements were nonetheless not enough in the twelve months that new management had between taking control in September 1996 and the Debenture repayment due date of September 1997.

On September 19, 1997, the entire principal balance (plus all accrued interest) of the Debentures became due and payable, requiring a cash disbursement on that date of approximately $8.6 million, which was far in excess of the Company's capabilities. Therefore, on September 22, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. Thus, in addition to its normal SEC reporting requirements, the Company also files required reports and disclosures with the Bankruptcy Court, including a monthly operating statement. Also see Note 1 above.


(3)  REORGANIZATION PLAN REGARDING FUTURE BUSINESS

In conjunction with the Voluntary Bankruptcy Proceeding, the Company filed effective January 16, 1998, a Plan of Reorganization with the Bankruptcy Court proposing its plans for resolving the bankruptcy. In conjunction with the Plan of Reorganization, the Company has also filed a

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

detailed Disclosure Statement outlining its plans for new business. The Plan has been amended and expanded in response to input from external parties in the bankruptcy process.

The success of the Plan is highly dependent on the Company's acquisition of a new business (which consists primarily of acquiring and operating gaming devices and machines for certain non-profit organizations in New Mexico), and the resolution of the ITB/NPD transactions (see Notes 4, 5, and 6 below). The Plan will be distributed to the Company's creditors before balloting and a hearing to confirm the Plan of Reorganization, and will need approval of the Bankruptcy Court. A hearing on the Disclosure Statement is scheduled for August 17, 1998. The Company expects that the process will take at least three months thereafter.


(4)  THE PURSUIT OF A CONTROLLING INTEREST IN ITB

In connection with the pursuit of a new business, shortly after new management assumed control (see Note 2 above), the Company entered into negotiations in October 1996 to directly purchase an approximately 25% equity interest (the "ITB Shares") in International Thoroughbred Breeders, Inc. ("ITB"), in a private sale from ITB's former chairman, Robert E. Brennan ("Brennan"). ITB is listed on the American Stock Exchange. It owns and operates Garden State Park and Freehold Raceway in New Jersey, and owns the former El Rancho Casino property in Las Vegas, Nevada (also see Note 5 below). ITB is much larger than the Company, and has a net equity of approximately $70 million, annual revenues of approximately $68 million, and approximately 500 employees (according to ITB's most recent Form 10-Q and Form 10-K).

However, because of the involuntary bankruptcy petition filed against the Company, which was dismissed effective April 7, 1997 (the "Involuntary Petition"), the Company was prevented from consummating the purchase. As an alternative to the direct acquisition of the ITB Shares, Nunzio DeSantis (the Company's Chairman and Chief Executive Officer) and Anthony Coelho (a Director of the Company) formed NPD, Inc. ("NPD") to purchase the ITB Shares. In connection with its purchase, which was effective January 15, 1997, NPD was granted the right to appoint a majority of the Directors of the Board of ITB.

Concurrently with its formation, NPD had agreed to grant the Company the right to later purchase the ITB Shares from NPD at the same price NPD had agreed to pay for the ITB Shares. As consideration, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan's bankruptcy estate at closing. The Company further agreed that, following the dismissal of the Involuntary Petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan's bankruptcy estate for the ITB Shares and to effectuate this, would deposit $2.0 million into a cash collateral escrow account (the "Escrow Deposit") to secure NPD's obligation. However, the Bankruptcy Court before which the Involuntary Petition was pending enjoined the

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

making of the agreed-upon loan by the Company to NPD and, as a result, the right was not granted to the Company. Nonetheless, following the dismissal of the Involuntary Petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid, and made the Escrow Deposit. At June 30, 1998, the funds held in the Escrow Deposit by a third party were invested in U.S. Treasury obligations.

On July 10, 1997, a loan of $3.0 million was made to NPD (the "NPD Loan"). The NPD Loan accrues interest at 10% per annum, and is payable in full, together with all accrued interest, on July 9, 1999. The NPD Loan is secured by a pledge by NPD of the ITB Shares owned by it, subject to a prior lien and pledge by NPD to Brennan's estate of the ITB Shares as security for NPD's obligation to pay the balance of the purchase price due for the ITB Shares. NPD used the proceeds of the NPD Loan to repay an earlier loan made by an unaffiliated third party, which repayment resulted in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB Shares.


(5)  THE ITB OPTION

As a result of the Involuntary Petition filed against the Company, the Company was prevented from entering into a negotiated agreement which would have enabled it to purchase the ITB Shares; consequently, NPD was formed and consummated the purchase of the ITB Shares (see Note 4 above). After the dismissal of the Involuntary Petition, in order to reinstate the Company approximately to the position it would have been in as purchaser of the ITB Shares, in June 1997 the Company's Board of Directors approved an agreement in principle with NPD to finally consummate an option purchase.

Thus, in August 1997 the Company purchased from NPD an option to purchase the ITB Shares held by NPD (the "Option"). The Option granted to the Company is subject to an option granted by NPD to Mr. DeSantis to purchase 50 percent of the ITB Shares owned by NPD at the date of exercise. Furthermore, both the option owned by the Company and the option owned by Mr. DeSantis are subject to a one- year option previously granted by NPD to an unaffiliated third party in January 1997. This option gave this person the right to purchase 50 percent of the ITB Shares owned by NPD at the date of exercise.

The Option held by the Company states that it must purchase all of the ITB Shares owned by NPD at the date of exercise, which would be from one-fourth of the ITB Shares originally purchased by NPD at a minimum, to 100 percent of these shares if no other options are exercised.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company paid $200,000 in cash for the Option at the closing date, and also executed a note (the "NPD Note Payable") which accrues interest at 10 percent per annum and is payable in full, including accrued and unpaid interest, on July 9, 1999. The principal amount of the note is $2.3 million, if the Company has the ability to acquire 100 percent of the ITB Shares, but is reduced proportionally (including accrued interest from the date of inception) by the percentage of the ITB Shares unavailable to purchase under the terms of the Option. Therefore, at June 30, 1998, only one-fourth of the purchase price, and the corresponding related debt, or $425,000, and one-fourth of the potential Option right, has been reflected on the Company's balance sheet. However, the balance of the debt obligation represents a contingent obligation of the Company if the Company has the ability to acquire all ITB Shares originally held by NPD.

The Option stipulates that it may not be exercised by a company in bankruptcy, and the Option expires on August 29, 1998. The Option may, however, be extended at the discretion of NPD. In the event that the Company was able to exercise the Option, the Company would purchase the ITB Shares from NPD at the same price paid by NPD, which was $4 per share. However, it is highly unlikely that the Option would be exercised by the Company unless the "strike price" exceeded $4 per share. ITB common stock has been suspended from trading since October 1997, and last traded at approximately $3.50 per share. It is unclear if the stock will resume trading before the expiration of the Option and therefore, establish a market price.


(6)  THE PENDING ITB SETTLEMENT

On June 5, 1998, the Company, as debtor-in-possession, filed an adversary claim with the Bankruptcy Court against NPD: AutoLend Group Inc. vs. NPD Inc., Adversary No. 98-1136M (the "NPD Claim"). The NPD Claim seeks, among other things, the return to AutoLend of the $2.0 million Escrow Deposit (plus interest), the immediate repayment to the Company by NPD of the $3.0 million NPD Loan (plus interest), and the cancellation of the Option and corresponding cancellation of the Company's obligations under the NPD Note Payable and return of the $0.2 million cash down payment on the Option.

On July 2, 1998, all the members of ITB's Board of Directors, and various other parties (including NPD) involved in litigation over ITB, jointly executed and filed with the Court of Chancery in the State of Delaware (the "Chancery Court") a Stipulation and Agreement of Compromise, Settlement and Release, C.A. No. 15919, which was entered into subject to the Chancery Court's (and certain other creditors specified therein) approval (hereinafter, the "Delaware ITB Agreement"). The Delaware ITB Agreement addresses many issues outside the scope of the Company's concern; its provisions relevant to the Company include the return of the $2.0 million Escrow Deposit (plus interest) to the Company, the exchange of mutual releases, and the purchase by ITB from NPD of the ITB Shares with a combination of cash and ITB's assumption of NPD's note payable to the Brennan estate. (According to NPD's financial

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

statements obtained in the bankruptcy process, NPD at present has little or no cash, and its primary asset is the presently untradable block of ITB Shares. Thus, the receipt of cash by NPD from ITB under the Delaware ITB Agreement would substantially facilitate the resolution of the NPD Claim). The Delaware ITB Agreement also provides for additional contingent consideration which may be received by NPD in connection with the possible sale of ITB's Las Vegas, Nevada, real estate. The Delaware ITB Agreement is contingent upon approval by various parties (including the Bankruptcy Court, the Chancery Court, and certain creditors named in the Delaware ITB Agreement), and further requires the Company to assume ITB's office lease in Albuquerque (where the Company presently subleases its offices), and cancels all options relating to the ITB Shares, including the Option purchased by AutoLend. A hearing on the Delaware ITB Agreement is set for August 25, 1998.

On July 10, 1998, the Company, as a debtor-in-possession, filed with the Bankruptcy Court the Debtor's Motion to Approve Compromise (ITB Transaction), No. 11-97-15499-MA (the "ITB Settlement"). The ITB Settlement provides for, among other things, the Bankruptcy Court's approval of the Delaware ITB Agreement and, subject to the final approval of the Delaware ITB Agreement by all necessary parties (including the Chancery Court), the ITB Settlement provides for the resolution of the NPD Claim. Specifically, the ITB Settlement would result in the return of the $2.0 million Escrow Deposit (plus interest) to the Company, the cancellation of the Option and corresponding Company obligation under the NPD Note Payable, the prepayment to the Company by NPD of $2.3 million of the $3.0 million NPD Loan, and the contingent payment to the Company by NPD of a portion of the additional funds which may be received by NPD (or its affiliates) in connection with the possible sale of ITB's Las Vegas real estate (which contingent funds could, in combination with the $2.3 million, exceed the $3.0 million NPD Loan owed to the Company). The deadline for objections to the ITB Settlement was August 5, 1998. Two objections to the ITB Settlement were filed; the Company and its counsel are currently exploring the implications thereof. Theoretically, when an Objection to a Motion in a bankruptcy proceeding is filed, then there may be a scheduling conference, a period of discovery, and then a hearing wherein the Judge would decide if the Motion should be approved. Alternatively, the debtor may discuss potential compromises with the objector(s), and if such a compromise were agreed upon, then the (revised) Motion could be approved.

If the ITB Settlement is approved by the Bankruptcy Court and all remaining approvals for the Delaware ITB Agreement are received (including approval by the Chancery Court and certain creditors named in the Delaware ITB Agreement), the Company will receive $4.3 million plus interest (which is presently anticipated to be received in cash at the end of September 1998, although no assurance can be given to that date), and will have its obligation under the NPD Note Payable canceled, and will have the possibility of receipt of certain additional contingent consideration. There can be no assurances that such approvals from the Chancery Court, the Bankruptcy Court, and certain creditors named in the Delaware ITB Agreement can be obtained.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

If the ITB Settlement and the Delaware ITB Agreement are not approved, the Company's receipt of comparable amounts of cash cannot be assured, and whatever cash is ultimately received by the Company would almost certainly take significantly longer to receive.


(7)  DEBENTURES AND EXCHANGE OFFER

Following the substantial losses incurred in the consumer used-car finance business, and the decision by prior management to terminate that business, and the Company's deterioration to a position of negative net worth and, finally, the change in management, the Company's viability as a going concern became dependent upon the restructuring of its obligations and asset base (and ultimately, reaching a point of profitability). Since the entire utilization of the Company's assets would have been insufficient to repay the outstanding Debentures when they became due, an alternative resolution was sought which would be mutually acceptable to the Company and the Debenture holders. Consequently, on October 22, 1996, the Company initiated its offer to exchange Common Stock and Preferred Stock for its outstanding Debentures (the "Exchange Offer"). After the dismissal of the Involuntary Petition, on April 8, 1997, the Exchange Offer expired, and the Company issued an aggregate of 1.4 million shares of its Common Stock and 57,800 shares of its Preferred Stock in exchange for $7.2 million principal amount of Debentures. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

All outstanding principal became due on the remaining Debentures on September 19, 1997; however, this payment was not made (see Notes 1 and 2 above). The principal balance of the Debentures and interest accrued thereon at June 30, 1998, was $7.2 million and $1.9 million, respectively.

(8)  PREFERRED STOCK

In connection with the Exchange Offer (see Note 7 above), effective April 8, 1997, the Company issued 57,800 shares of newly created Preferred Stock with a stated value of $100 per share. Dividends are at an annual rate of 14 percent on the stated value, payable quarterly, at the option of the Company in either cash, Common Stock, Preferred Stock, or a combination thereof. Dividends must be paid on Preferred Stock before any dividends can be paid on Common Stock.

At June 30, 1998, the Company had dividends in arrears on its Preferred Stock. In the unlikely event the Company were to elect to pay cash dividends, the amount owed at June 30, 1998, would have been approximately $1.0 million, or $17 per share of Preferred Stock. However, in lieu thereof, the Company may choose to pay such dividends by issuing additional shares of Preferred Stock and/or Common Stock.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(9)  NET OPERATING LOSS CARRYFORWARDS

The Company has available at June 30, 1998, unused capital loss carryforwards and operating loss carryforwards that may provide future tax benefits, which expire as follows:

          Year of                Unused Capital Loss       Unused Net Operating Loss
         Expiration                 Carryforwards               Carryforwards
----------------------------- --------------------------   -------------------------
            2001               $                524,000     $                     -
            2010                                      -                     448,500
            2011                                      -                      14,500
            2012                                      -                  14,020,000
            2013                                      -                     487,000
                              ==========================   =========================
Total                          $                524,000     $            14,970,000
                              ==========================   =========================


Capital loss carryforwards arise due to losses incurred on the disposal of capital assets, and may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income). Net operating loss carryforwards are the result of prior (and current) years' operations, which had recorded a net loss in terms of income tax computations. In general, operating loss carryforwards can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another business entity through the acquisition of its stock. If there is a substantial change in ownership involved, then tax benefits could be reduced. Other limiting factors may also apply. Capital loss carryforwards and net operating loss carryforwards are collectively referred to herein as the "Loss Carryforwards."

After consultation with its lawyers and accountants, the Company's management believes that, if the Plan of Reorganization is confirmed and approved in substantially its present form, the Loss Carryforwards would be reduced by between $1.4 million and $4.0 million in the bankruptcy process, and the remainder would be intact and usable after bankruptcy. At a typical corporate statutory tax rate of 34%, these remaining losses can, in a valid situation, result in the cancellation of a requirement to pay from $3.7 million to $4.6 million in federal income taxes, either immediately in one year, or spread out over several years.

Thus, management believes that, in a properly structured corporate transaction, the Loss Carryforwards represent a potentially realizable benefit to the Company, with a potential value of approximately the $4 million in tax savings that they represent. Any such future value would be permanently destroyed if the Company's Bankruptcy Proceedings were converted to a Chapter 7 liquidation proceeding.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(10) SECURITIES AND EARLY REDEMPTION OF IAP

Before the commencement of the Voluntary Bankruptcy Proceedings (see Notes 1 and 2 above), the Company's management had commenced negotiations with Auction Finance Group, Inc. ("AFG") regarding the possible early redemption of the Company's IAP securities. AFG is operated by former management of the Company, which purchased the Company's former IAP subsidiary in September 1996. In addition to receiving cash at closing for the full value of IAP's assets, the Company also received securities with a face value of $1.0 million. The securities provide for a single cash payment at the end of three years (i.e., in September 1999) for the full face value plus accrued interest, or, failing the making of such payment, the conversion of the securities into common stock of IAP representing 51% of IAP's total common stock after such issuance.

IAP was started in March 1995, was unprofitable while it was part of the Company, and according to AFG's representations (including audited financial statements), IAP remains unprofitable and has a negative net equity. If IAP cannot make the cash payment in September 1999, it is unlikely that a conversion of its IAP securities into a 51% ownership interest will yield the Company substantial value or cash.

In light of the Company's need to maximize and expedite the receipt of cash for its creditors, the Company has explored the possibility of an early redemption of its IAP securities by giving some discount as consideration for an immediate cash payment from AFG. An amount of $600,000 plus some partial interest was offered by AFG, and on July 17, 1998, the Company, through its bankruptcy counsel, received a letter indicating that such funds were on deposit and ready, pending approval of the transaction by the Bankruptcy Court. On the same day, the Company filed a motion with the Bankruptcy Court [the Debtor's Motion to Approve Compromise (IAP Note)] to approve the transaction. On July 20, 1998, a Notice of Filing was filed with the Court, allowing twenty days from the Notice (i.e., until August 9, 1998) for the receipt of any objections to the Motion. As of August 13, 1998, only a procedural limited objection was received, and the Company presently anticipates no substantial difficulty in getting the Motion approved.

No securities were classified as trading or held-to-maturity at June 30, 1998, or 1997. Investments held as available-for-sale securities (maturing within one to five years) are summarized as follows at June 30:

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     1998                         1997
                                         ---------------------------   ---------------------------
                                                         Corporate                     Corporate
                                         Stock Option       Debt       Stock Option       Debt
                                            (ITB)       (IAP Stock)        (ITB)      (IAP Stock)
                                         ------------   ------------   ------------   ------------
Fair market value, beginning of period   $    425,000   $    250,000   $         --   $  1,000,000
Permanent impairment                               --             --             --       (200,000)
Adjustment of estimated value                      --        365,000             --             --
                                         ------------   ------------   ------------   ------------
Fair market value, end of period         $    425,000   $    615,000   $         --   $    800,000
                                         ============   ============   ============   ============

There were no realized gains or losses on securities for the three months ended June 30, 1998.


(11) COMPREHENSIVE INCOME

As referenced in Note 1(b) above, Statement of Financial Accounting Standards 130, Comprehensive Income (or "SFAS 130"), has recently become required to be set forth in the Company's consolidated financial statements. A primary intent of SFAS 130 is to provide a supplemental examination of income, showing Net Income adjusted by those transactions and events which were not reflected in Net Income that occurred during the period, and that affected equity of the Company from non-owner sources. Typically, comprehensive income would include equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liabilities adjustments, and foreign currency transaction adjustments. On this basis, for the three months ended June 30, 1998, the Company's Comprehensive Income shows a substantially smaller loss than that reported for Net Income.

Comprehensive income and its components consist of the following:


                                                         FOR THE THREE MONTHS ENDED
                                                                  JUNE 30,
                                                            1998           1997
                                                         -----------    -----------
Net loss                                                 $  (444,035)   $(6,840,018)
                                                         -----------    -----------
Other comprehensive income:
    Unrealized gains on securities:
        Unrealized holding gains arising during period       365,000             --
        Less: reclassification adjustment for gains
          included in net income                                  --             --
                                                         -----------    -----------
Other comprehensive income                                   365,000             --
                                                         -----------    -----------
Comprehensive income (loss)                              $   (79,035)   $(6,840,018)
                                                         ===========    ===========

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(12) CONTINGENCIES

Living Benefits, Inc. On September 12, 1996, before present management took control, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits, Inc. (the "Plaintiff") [Living Benefits, Inc., a New Mexico corporation, v. AutoLend Group, Inc., a Delaware corporation (formerly known as CAPX Corporation) and LB NM, Inc., a Delaware corporation: Case No. CIV 96 0993 SC]. The complaint alleges that the Company is obligated to the Plaintiff for more than $1.6 million, with interest at 8.75 percent from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff is also seeking punitive damages for bad faith in an undisclosed amount and attorney's fees. On June 11, 1997, an Offer of Judgment was made to the Plaintiff of $656,600 with costs accrued as of that date; the offer was rejected by the Plaintiff. On December 30, 1997, the Plaintiff filed a claim for approximately $1.7 million, plus legal fees and punitive damages, with the Bankruptcy Court. On April 15, 1998, this suit was turned over to the jurisdiction of the Bankruptcy Court. A scheduling order has since been entered by the Bankruptcy Court, establishing July 31, 1998, as the discovery completion deadline (which deadline has since been extended); August 31, 1998, was established as the deadline for filing dispositive motions, and a status conference has been set for September 9, 1998. The trial is expected to begin about October 24, 1998. The Company disputes this claim and will defend against any claim by the Plaintiff as part of the Company's Bankruptcy Petition.

ITB Settlement. The Company is presently attempting to have approved, through the Bankruptcy Court, a resolution of the ITB and NPD transactions, and as such has filed a Motion. This Motion is also dependent upon external legal proceedings in Delaware involving ITB and various third parties. If the Motion is ultimately approved, either in its current form or in a slightly modified form, then substantial cash will be brought back into the Company. See Note 6 above for elaboration.

Early Redemption of IAP. The Company is presently attempting to convert its IAP securities to cash; see Note 10 above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  Three-month periods ended June 30, 1998, and 1997

In summary, the Company recorded a net loss of approximately $444,000 for the quarter ended June 30, 1998. However, approximately $182,000 of this loss was generated as a result of non-cash accruals for various interest expenses, which would be resolved under the Company's proposed Plan of Reorganization. As further explained below, general and administrative expenses (or overhead costs) have been reduced. Additionally, these results do not include the return of principal with respect to the Installment Contracts Receivable portfolio. The net result of the above is that total cash on hand increased over the quarter by approximately $90,000, to a total of approximately $860,000 at June 30, 1998 (which total represents an increase of approximately $283,000, or 49%, since late September 1997, when the Company filed for bankruptcy). Net equity decreased slightly during the quarter (due to the non-cash accruals), by approximately $79,000.

Revenues from Installment Contracts Receivable (consumer used-car loans) were approximately $42,000 during the three months ended June 30, 1998, which represented a $0.2 million decrease compared to the $0.2 million realized during the three months ended June 30, 1997. This decrease is a result of the reduced size of the Company's portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or written off, the portfolio decreases in size. The principal repayment portion of the collections on the portfolio is not recorded as revenue. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, substantially decline from their present level of $42,000 per quarter.

The net viatical revenues from Policies realized in the three months ended June 30, 1998, were $5,000, as compared to no such revenues in the three months ended June 30, 1997. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of fifteen Policies will be irregular, depending primarily upon the timing of mortality of the insured.

General and administrative expenses were $0.4 million during the three months ended June 30, 1998, which represented a reduction of $0.2 million, or 29%, compared to the $0.5 million expended during the three months ended June 30, 1997. This decrease resulted primarily from a $0.2 million decrease in general overhead expenses, and a $0.1 million decrease in the cost of administering and collecting the portfolio of Installment Contracts Receivable (which is included in general and administrative expenses), which was partially offset by $0.1 million increase due to costs associated with post Chapter 11 reorganization costs.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Provisions for credit losses in connection with the portfolio of Installment Contracts Receivable for the three months ended June 30, 1998, represents a $0.1 million recovery of bad debt, as compared to no provisions for the three months ended June 30, 1997. This improvement of $0.1 million was primarily the result of collections on old loans which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

Operating losses for the three months ended June 30, 1998, were $0.2 million, compared to $0.3 million reported for the three months ended June 30, 1997. In total, the $0.1 million reduction in operating losses was primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs).

The net effect of all of the foregoing resulted in a loss of $0.4 million, or $0.07 per share, for the three months ended June 30, 1998. The net loss for the same period last year was $5.9 million, or $1.00 per share.


LIQUIDITY AND CAPITAL RESOURCES

The Company's immediate viability as a going concern depends on the continued restructuring of its obligations, and, ultimately, the formation of a profitable line of business. At June 30, 1998, the Company had cash and cash equivalents of approximately $0.9 million, and total liabilities exceeded total assets 1.4 to
1. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization (see Notes 1 and 2 to the Company's Consolidated Financial Statements). The Company anticipates, but cannot assure, that it will emerge from Chapter 11 as a restructured, viable entity. If the Company is prevented from emerging, it would most likely be liquidated, which would result in the elimination of the Common Stock, Preferred Stock, and Class A and B Warrants, and in payments to debt holders of amounts less than their claims. Management believes that amounts which might be received by creditors under such a liquidation scenario would likely be less than as proposed under the Plan.

Cash flows from operations was a positive $0.1 million for the three months ended June 30, 1998. This compares to a negative cash flow from operations of $0.4 million for the three months ended June 30, 1997. The improvement of $0.5 million is primarily due to cash operating expenditure reductions of $1.0 million, which were partially offset by a reduction of cash receipts by $0.5 million (due to a decrease in Installment Contracts Receivable receipts caused by the shrinking size of the car loan portfolio). The $1.0 million in cash operating expenditure reductions resulted from a $0.9 million reduction in general and administrative cash expenses (primarily due to lower legal and professional fees), and a net reduction of $0.1 million in other miscellaneous cash operating items.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

The portfolio of Installment Contracts Receivable at June 30, 1998 was $0.3 million (excluding receivables for which there was repossession of the underlying collateral or a charge-off, and before the effect of reserves). The portfolio consisted of 119 active used-car loans, of which approximately 50% (on a dollar-weighted basis) are thirty days or more past due. The Company commenced purchasing these Installment Contracts Receivable in May 1994, and ceased purchases on December 22, 1995. Future revenues from this portfolio will, in general, decline from their present level as the loans mature and the portfolio thus diminishes.

The Company's portfolio of unmatured viatical insurance Policies consisted of fifteen policies at June 30, 1998, having a combined face value of approximately $1.9 million and a net book value of approximately $0.3 million. The Company generally ceased purchasing new Policies as of September 1994. Receipt of revenues from these Policies will be irregular, depending upon the timing of the mortality of the insured.

There were no cash flows from investing activities for the three months ended June 30, 1998, as compared to cash used by investing activities for the three months ended June 30, 1997 of $2.0 million, which was the result of funding the Escrow Deposit in 1997.

There were no cash flows from financing activities during the three months ended June 30, 1998, as compared to $0.7 million in cash used by financing activities during the three months ended June 30, 1997, which was the result of the redemption of Debentures during 1997.

In summary, due to the foregoing factors, the Company's cash and cash equivalents increased by approximately $0.1 million during the three months ended June 30, 1997, to a total of $0.9 million. This increase was largely due to the reduction in cash general and administrative expenses. In comparison, for the three months ended June 30, 1997, there was a $3.2 million decrease in cash equivalents, largely due to the funding of the Escrow Deposit, the buyback of Debentures, and an operating deficit, for a total of $9.2 million.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Rodman & Renshaw, Inc. On September 24, 1997, Rodman & Renshaw, Inc., an investment banking firm ("Rodman"), filed a complaint against several defendants, including the Company (collectively, the "Defendants") in the Supreme Court of the State of New York, County of New York. The action against the Company was stayed by the filing of the Company's bankruptcy petition before the Company's due date for filing an answer. The Company believes that it may be improperly included as one of the Defendants. Counsel for one of the Defendants has informed the Company that a settlement has been executed and filed, which is pending Bankruptcy Court approval in the Southern District of New York, and will require no payment from, or other consequences against, the Company. The Company will defend this action, to the extent it might become necessary, in a claims objection proceeding in its bankruptcy proceedings or as otherwise appropriate.

AutoLend Group, Inc. v. Nunzio P. DeSantis. On June 5, 1998, as required by the Bankruptcy Code, the Company filed Adversary No.98-1135M, a complaint to recover certain payments made by the Company to Mr. DeSantis and for indemnity in connection with the Company's lawsuit against NPD. For procedural reasons, this action was dismissed by the Company and it refiled Adversary No.98-1164M on July 14, 1998. This is a similar complaint for the possible return of up to $597,500 in payments made by the Company - to Mr. DeSantis, and to seek indemnification by Mr. DeSantis for any amounts which NPD fails to pay the Company if the Company is granted a judgment against NPD.

AutoLend Group, Inc. v. Jeffrey Ovington. On June 5, 1998, as required by the Bankruptcy Code, the Company field Adversary No.98-1134M, a complaint to recover certain compensation paid by the Company to Mr. Ovington. For procedural reasons, this action was dismissed by the Company and it refiled Adversary No. 98-1165M on July 14, 1998. This is a similar complaint for the possible return of up to $100,000 in compensation paid by the Company to Mr. Ovington during the fiscal year ended March 31, 1998.

AutoLend Group, Inc. v. Vincent Villanueva. On June 18, 1998, pursuant to the Bankruptcy Code, the Company filed Adversary No. 98-1145M, a complaint to recover certain payments made to Mr. Villanueva. For procedural reasons, this action was dismissed by the Company and it refiled Adversary No. 98-1163M on July 14, 1998. This is a similar complaint for the possible return of up to $39,647 in payments for consulting services made by the Company to Mr. Villanueva.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

                     AUTOLEND GROUP, INC., AND SUBSIDIARIES

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     27 - Financial Data Schedule

(b) A current report on Form 8-K and 8-K/A filed on April 27, 1998, and May 4, 1998, respectively, with the Securities and Exchange Commission concerning a change in auditors, documented the termination of KPMG Peat Marwick, LLP and the engagement of Meyners + Company, LLP as the Registrant's independent auditors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following duly authorized persons.

AUTOLEND GROUP, INC.
(Registrant)

SIGNATURE                             TITLE                        DATE
----------------------                -----                        ----



/s/ Nunzio P. DeSantis       Chairman of the Board,            August 14, 1998
----------------------       Chief Executive Officer
Nunzio P. DeSantis



/s/ Jeffrey Ovington         Executive Vice President          August 14, 1998
----------------------       (principal accounting and
Jeffrey Ovington             financial officer)