Form 10-Q
period 1998-09-30
AUTOLEND GROUP INC
filed 1998-10-29
CIK 851697

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______ to _______

                        Commission file number 1-10569

                             AUTOLEND GROUP, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       22-3137244
          --------                                       ----------
   (State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)


          600 Central SW, Third Floor, Albuquerque, New Mexico  87102
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

Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was 6,079,530 at October 26, 1998.

================================================================================

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements................................................   4

  Consolidated Balance Sheets as of September 30, 1998, and March 31, 1998..   4

  Consolidated Statements of Operations for the three- and six-month
    periods ended September 30, 1998, and 1997..............................   5

  Consolidated Statements of Cash Flows for the six-month period ended
    September 30, 1998, and 1997............................................   6

  Notes to Consolidated Financial Statements................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
    and Results of Operations...............................................  19

Item 3. Quantitative and Qualitative Disclosure about Market Risk...........  22

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  23

Item 2. Changes in Securities and Use of Proceeds...........................  23

Item 3. Defaults Upon Senior Securities.....................................  23

Item 4. Submission of Matters to a Vote of Security Holders.................  23

Item 5. Other Information...................................................  23

Item 6. Exhibits and Reports on Form 8-K....................................  24

SIGNATURES..................................................................  25

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

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                 CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30, 1998      MARCH 31, 1998
                                                                                     ------------------    ------------------
                                                                                        (unaudited)            (audited)

ASSETS:
  Cash and cash equivalents                                                          $        1,490,075    $          769,736
  Accounts receivable - matured policies                                                        878,740                    --
  Prepaid expenses                                                                                   --               167,381

  Installment contracts receivable-gross                                             $          218,773    $          461,592
  Collateral owned-gross                                                                             --                22,286
  Allowance for credit losses                                                                  (114,401)             (187,669)
                                                                                     ------------------    ------------------
    Installment contracts receivable-net                                             $          104,372    $          296,209

  ITB Option, less allowance of $200,000 at September 30, 1998, and March 31, 1998              425,000               425,000
  Escrow deposit                                                                              2,000,000             2,000,000
  Interest on escrow deposit                                                                    114,018                62,060
  Note receivable - NPD, Inc.                                                                 3,035,292             3,035,292
  Interest receivable on note receivable - NPD, Inc.                                            370,980               219,215
  Purchased insurance policies at estimated market value; face value of $875,920
    at September 30, 1998 and $1,879,420 at March 31, 1998                                      133,740               329,193
  Securities in IAP less allowance of $390,000 at March 31, 1998                                     --               250,000
  Fixed assets, less accumulated depreciation of $72,376 at September 30, 1998,
    and $68,614 at March 31, 1998                                                                24,764                39,611
  Other                                                                                          46,011                46,011
                                                                                     ------------------    ------------------
    Total assets                                                                     $        8,622,992    $        7,639,708
                                                                                     ==================    ==================

LIABILITIES:
  Liabilities subject to compromise:
    Accounts payable                                                                 $           97,079    $           55,276
    Accrued interest expense on debentures (pre-petition)                                     1,372,819             1,372,819
    Convertible subordinated debentures at face value                                         7,225,000             7,225,000
    Allowance for estimated legal fees and settlement costs                                   1,434,944             1,434,944
                                                                                     ------------------    ------------------
  Total liabilities subject to compromise                                                    10,129,842            10,088,039
                                                                                     ------------------    ------------------

  Liabilities not subject to compromise:
    Accounts payable                                                                             44,759                56,355
    Contingent liabilities - reorganization                                                     290,430                48,872
    Accrued liabilities                                                                          64,498                69,582
    Accrued interest expense on debentures (post-petition)                                      707,347               364,160
    Note payable - NPD, Inc.                                                                    425,000               425,000
    Accrued interest expense - NPD, Inc.                                                         46,917                25,667
                                                                                     ------------------    ------------------
  Total liabilities not subject to compromise                                                 1,578,951               989,636
                                                                                     ------------------    ------------------
    Total liabilities                                                                $       11,708,793    $       11,077,675
                                                                                     ------------------    ------------------

STOCKHOLDERS' DEFICIT:
  Preferred stock, $.002 par value. Authorized 5,000,000 shares;
    57,800 issued and outstanding at September 30, 1998, and March 31, 1998          $              116    $              116
  Common stock, $.002 par value. Authorized 40,000,000 shares;
    issued 6,079,530 shares at September 30, 1998, and March 31, 1998                            12,158                12,158
  Additional paid-in capital                                                                 20,459,946            20,459,946
  Unrealized holding loss                                                                      (200,000)             (590,000)
  Accumulated deficit                                                                       (23,358,021)          (23,320,187)
                                                                                     ------------------    ------------------
    Total stockholders' deficit                                                      $       (3,085,801)   $       (3,437,967)
                                                                                     ------------------    ------------------

  Total liabilities and stockholders' deficit                                        $        8,622,992    $        7,639,708
                                                                                     ==================    ==================

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       THREE MONTH PERIOD ENDED        SIX MONTH PERIOD ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                     ------------    ------------    ------------    ------------
                                                                         1998            1997            1998            1997
                                                                     ------------    ------------    ------------    ------------

Revenues:
  Finance charges on installment contracts                           $     35,006    $    193,981    $     77,311    $    410,594
  Revenues from matured insurance policies                                983,228              --         988,228              --
                                                                     ------------    ------------    ------------    ------------
     Gross revenues                                                     1,018,234         193,981       1,065,539         410,594
  Cost of matured insurance policies                                     (692,400)             --        (692,400)             --
                                                                     ------------    ------------    ------------    ------------
     Total net revenues                                              $    325,834    $    193,981    $    373,139    $    410,594

General and administrative expenses                                      (380,647)       (876,653)       (766,148)     (1,424,917)
Provision for credit gains (losses), net of recoveries                    117,000              --         219,000              --
                                                                     ------------    ------------    ------------    ------------
  Operating income (loss)                                            $     62,187    $   (682,672)   $   (174,009)   $ (1,014,323)
                                                                     ------------    ------------    ------------    ------------

Other income (expense):
  Interest income on cash and cash equivalents                       $     30,359    $     22,523    $     60,571    $    139,657
  NPD, Inc., note receivable interest income accrued                       75,882          67,229         151,764          67,229
  Debentures interest expense accrued                                    (171,593)       (187,823)       (343,187)       (538,727)
  NPD, Inc., note payable interest expense accrued                        (10,625)        (19,167)        (21,250)        (19,167)
  Other income (expense)                                                   41,518         (13,540)         41,518         (27,086)
  Write-off of fixed assets                                                    --              --          (4,570)             --
  Insurance policy write down recapture                                   495,683              --         495,683              --
  Debenture conversion charge                                                  --              --              --      (6,261,051)
                                                                     ------------    ------------    ------------    ------------
    Total net other income (expense)                                 $    461,224    $   (130,778)   $    380,529    $ (6,639,145)
                                                                     ------------    ------------    ------------    ------------

  Income (loss) before income taxes, reorganization costs,
    and extraordinary item                                           $    523,411    $   (813,450)   $    206,520    $ (7,653,468)
    Provision for income tax - federal                                         --         (40,000)             --         (40,000)
                                                                     ------------    ------------    ------------    ------------

  Income (loss) before reorganization costs and extraordinary item   $    523,411    $   (853,450)   $    206,520    $ (7,693,468)
    Reorganization costs incurred after Chapter 11 proceedings           (117,210)             --        (244,354)             --
                                                                     ------------    ------------    ------------    ------------

  Income (loss) before extraordinary item                            $    406,201    $   (853,450)   $    (37,834)   $ (7,693,468)

Extraordinary item:
  Gain on early extinguishment of debt                                         --       2,240,276              --       3,171,524
                                                                     ------------    ------------    ------------    ------------
Net income (loss)                                                    $    406,201    $  1,386,826    $    (37,834)   $ (4,521,944)
                                                                     ============    ============    ============    ============
Per Share:
  Operating income (loss)                                            $       0.01    $      (0.11)   $      (0.03)   $      (0.17)
  Total net other income (expense)                                           0.08           (0.02)           0.06           (1.10)
                                                                     ------------    ------------    ------------    ------------

   Income (loss) before income taxes, reorganization costs,
     and extraordinary item                                          $       0.09    $      (0.13)   $       0.03    $      (1.27)
     Provision for income tax - federal                                        --           (0.01)             --           (0.01)
                                                                     ------------    ------------    ------------    ------------
  Income (loss) before reorganization costs and extraordinary item   $       0.09    $      (0.14)   $       0.03    $      (1.28)
     Reorganization costs incurred after Chapter 11 proceedings             (0.02)             --           (0.04)             --
                                                                     ------------    ------------    ------------    ------------
  Income (loss) before extraordinary item                            $       0.07    $      (0.14)   $      (0.01)   $      (1.28)

Extraordinary item:
  Gain on early extinguishment of debt                                         --            0.37              --            0.53
                                                                     ------------    ------------    ------------    ------------
Net income (loss)                                                    $       0.07    $       0.23    $      (0.01)   $      (0.75)
                                                                     ============    ============    ============    ============

Weighted average number of common and common
  equivalent shares outstanding                                         6,079,530       6,079,530       6,079,530       5,999,252
                                                                     ============    ============    ============    ============

See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                     SIX MONTH PERIOD ENDED
                                                                                          SEPTEMBER 30,
                                                                                  ----------------------------

                                                                                      1998            1997
                                                                                  ------------    ------------

Cash flow from operating activities:
   Net loss                                                                       $    (37,834)   $ (4,521,944)
   Adjustments to reconcile net loss to net cash flow from operating activities
      Amortization of intangible assets and debt issuance costs                             --          56,443
      Depreciation expense                                                              10,277          12,452
      Gain on early extinguishment of debt, net of amortization                             --      (3,171,524)
      Charge for debenture conversion, net of amortization                                  --       6,261,051
      Realized loss on sale of IAP securities                                           25,440
      Provision for credit (gains) losses, net of recoveries                          (219,000)             --
      Write-off of fixed assets                                                          4,570              --
      Recapture of insurance policy write down                                        (495,683)
   Changes in assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable matured policies                                         (878,740)
         Prepaid expenses                                                              167,381              --
         Installment contracts receivable                                              409,573       1,247,287
         Purchased insurance policies                                                  692,400
         Interest on escrow deposit                                                    (51,958)             --
         Interest receivable on note receivable - NPD, Inc.                           (151,765)        (67,229)
         Other assets                                                                       --        (245,407)
      Increase (decrease) in liabilities:
         Accounts payable and accrued liabilities                                      266,681      (1,003,411)
         Accrued interest expense                                                      364,437         537,016
                                                                                  ------------    ------------
   Cash provided (used) by operating activities                                   $    105,779    $   (895,266)
                                                                                  ------------    ------------

Cash flow from investing activities:
   IAP securities                                                                 $    614,560    $         --
   Funding of escrow                                                                        --      (2,000,000)
   Loan to NPD                                                                              --      (3,035,292)
   Purchase ITB stock option                                                                --        (200,000)
                                                                                  ------------    ------------
      Cash provided (used) by investing activities                                $    614,560    $ (5,235,292)
                                                                                  ------------    ------------

Cash flow from financing activities:
   Early extinguishment of debt                                                   $         --    $ (5,692,079)
                                                                                  ------------    ------------
      Cash provided (used) in financing activities                                          --      (5,692,079)
                                                                                  ------------    ------------

Net increase(decrease) in cash and cash equivalents                               $    720,339    $(11,822,637)
Cash and cash equivalents at beginning of period                                       769,736      12,399,932
                                                                                  ------------    ------------
Cash and cash equivalents at end of period                                        $  1,490,075    $    577,295
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

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of AutoLend Group, Inc., and its wholly owned subsidiaries (collectively, the "Company" or "AutoLend") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The information furnished, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals), considered necessary to present fairly the results of operations of the Company for the six-month period ended September 30, 1998. The operating results for the six months ended September 30, 1998, are not necessarily indicative of results which may be expected for the year ending March 31, 1999.

     The financial statements have also been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (September 22, 1997) and identification of all transactions and events that are directly associated with the reorganization of the Company. (See Note 1.(c) below for description and status of the bankruptcy process.) The Statement does not require that comparative balances be reclassified to conform to current year balances stated under SOP 90-7. As such, prior year's balances are not reclassified.

     The Company's unaudited consolidated financial statements include the accounts of AutoLend Group, Inc., and its wholly owned subsidiaries, AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. No petition under the United States Bankruptcy Code has been filed for the subsidiaries.


     (b)  RECENT ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). (See Note 11)

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The Company adopted Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt and participation rights), including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 has no effect on the Company as it currently discloses the information specified.

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


     (c)  GOING CONCERN

     The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default against, its outstanding 9.5 % Convertible Subordinated Debentures (the "Debentures") (see Notes 2 and 7 below), the Company filed for reorganization on September 22, 1997 (the "Voluntary Bankruptcy Proceeding") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. See last paragraph below in this Note 1.(c) for present status of the Voluntary Bankruptcy Proceeding.

     The Company maintains a residual portfolio of sub-prime consumer used-car loans ("Installment Contracts Receivable") through its wholly owned subsidiary, AutoLend Corporation. The Company commenced purchasing these loans in May 1994, and while under prior management, ceased purchasing them in December 1995. Loan loss provisions for this business from its inception through March 1997 totaled $13.9 million (which amount does not include salaries, rent, and other operating expenses associated with the car loan business). The results of this business were the primary reasons the Company developed a negative net equity, which precluded the Company from being able to generate the necessary cash flow to service its debt obligations (under the terms of the Debentures), which in turn forced the Company to file for

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     bankruptcy. Financial results of this residual portfolio from April 1997 to the present have, in total, been marginally positive.

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

     AutoLend IAP, Inc., a former wholly owned subsidiary ("IAP"), provided short-term financing to selected used-car dealers for purchases of used automobiles at certain regional auctions in the United States. IAP was started in March 1995 and was unprofitable. On September 18, 1996, when new management was installed, the Company sold IAP.

     Because the Company's liabilities have exceeded its assets since March 1996, and the Company has been in the Voluntary Bankruptcy Proceeding since September 1997, there is substantial doubt about the Company's ability to continue as a going concern. The Company's viability as a going concern depends upon the restructuring of its obligations and, ultimately, the attainment of profitability. The Company has filed a Plan of Reorganization (the "Plan of Reorganization") and a Disclosure Statement (the "Disclosure Statement," and together with the Plan of Reorganization, the "Plan"), that contain the Company's proposal for resolving the bankruptcy (see Notes 2 and 3 below). The Disclosure Statement was approved by the Bankruptcy Court on September 28, 1998, and the entire Plan was mailed to creditors and other interest holders on October 5, 1998. Ballots are due to be returned by December 4, 1998, and the final Confirmation Hearing is scheduled to take place on December 15 and 16, 1998. Although the Company intends to reorganize and emerge from Chapter 11, it cannot assure that it will be able to do so. If the Company is prevented from emerging from Chapter 11, it would most likely be liquidated, which would result in the elimination of its common stock, $.002 par value per share (the "Common Stock") and 14% cumulative convertible preferred stock, $.002 par value per share (the "Preferred Stock") and its Class A and B Warrants, and payments to creditors for amounts less than their claims. Management believes that payments to creditors under such a liquidation scenario would likely be less than that as proposed under the Plan.


     (2)  VOLUNTARY BANKRUPTCY REORGANIZATION FILING

     At the end of March 1994, the Company's net equity was a positive $2.7 million. Shortly thereafter, the Company's prior management launched the sub-prime consumer car loan business. By December 1995, net equity was down to $0.7 million, and cumulative losses (since March 1994) before the impact of the redemption of Debentures totaled $12.l million. In late December 1995, Nunzio DeSantis, the Company's then-largest stockholder (who is now the Company's Chief Executive Officer, but was not at that time an officer, employee, or director), commenced legal actions against the then-current management. This resulted in a Stipulation of Settlement that was approved, after due notice, by the Delaware Chancery Court, and installed new management for the Company effective mid-September 1996. However, by about this time, net equity had already deteriorated to a negative $6.9 million. In the first six months after new

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     management took control, additional car-loan loss expenses and asset write-downs were made against the former operations of the Company, further deteriorating net equity, which reached a low point of a negative $11.9 million in March 1997.

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

     In that twelve months between taking control in September 1996 and the Debenture repayment due date of September 1997, new management had successfully eliminated two-thirds of the Debenture debt that had been outstanding when new management took control in September 1996. However on September 19, 1997, the remaining principal balance (plus all accrued interest) of the Debentures became due and payable, requiring a cash disbursement on that date of approximately $8.6 million, which was still in excess of the Company's capabilities. Therefore, on September 22, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. Thus, in addition to its normal SEC reporting requirements, the Company also files required reports and disclosures with the Bankruptcy Court, including a monthly operating statement. Also see Note 1 above.


     (3)  REORGANIZATION PLAN REGARDING FUTURE BUSINESS

     In conjunction with the Voluntary Bankruptcy Proceeding, the Company filed effective January 16, 1998, a Plan of Reorganization with the Bankruptcy Court proposing its plans for resolving the bankruptcy. In conjunction with the Plan of Reorganization, the Company has also filed a detailed Disclosure Statement outlining its plans for new business. The Plan has been amended and expanded in response to input from external parties in the bankruptcy process.

     The success of the Plan is highly dependent on the Company's acquisition and/or development of a new business (which consists primarily of acquiring and operating gaming devices and machines for certain non-profit organizations in New Mexico), and the resolution of the ITB/NPD transactions (see Notes 4, 5, and 6 below). The Plan has been distributed to the Company's creditors for balloting, and a hearing to confirm the Plan of Reorganization is scheduled to be held by the Bankruptcy Court on December 15 and 16, 1998.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     (4)  THE PURSUIT OF A CONTROLLING INTEREST IN ITB

     In connection with the pursuit of a new business, shortly after new management assumed control (see Note 2 above), the Company entered into negotiations in October 1996 to directly purchase an approximately 25% equity interest (the "ITB Shares") in International Thoroughbred Breeders, Inc. ("ITB"), in a private sale from ITB's former chairman, Robert E. Brennan ("Brennan"). At that time, ITB was listed on the American Stock Exchange. It owns and operates Garden State Park and Freehold Raceway in New Jersey, and owns the former El Rancho Casino property in Las Vegas, Nevada (also see Note 5 below). ITB is much larger than the Company, and has a net equity of approximately $60 million, annual revenues of approximately $68 million, and approximately 625 employees subject to seasonal variations (according to ITB's most recent Form 10-Q and Form 10-
     K).

     However, because of the involuntary bankruptcy petition filed against the Company, which was dismissed effective April 7, 1997 (the "Involuntary Petition"), the Company was prevented from consummating the purchase. As an alternative to the Company's acquisition of the ITB Shares, Nunzio DeSantis (the Company's Chairman and Chief Executive Officer) and Anthony Coelho (a Director of the Company) formed NPD, Inc. ("NPD") to purchase the ITB Shares. In connection with its purchase, which was effective January 15, 1997, NPD was granted the right to appoint a majority of the Directors of the Board of ITB.

     Concurrently with its formation, NPD had agreed to grant the Company the right to later purchase the ITB Shares from NPD at the same price NPD had agreed to pay for the ITB Shares. As consideration, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan's bankruptcy estate at closing. The Company further agreed that, following the dismissal of the Involuntary Petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan's bankruptcy estate for the ITB Shares, and to effectuate this, would deposit $2.0 million into a cash collateral escrow account (the "Escrow Deposit") to secure NPD's obligation. However, the Bankruptcy Court before which the Involuntary Petition was pending enjoined the making of the agreed-upon loan by the Company to NPD and, as a result, the right was not granted to the Company. Nonetheless, following the dismissal of the Involuntary Petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid, and made the Escrow Deposit. At September 30, 1998, the funds held in the Escrow Deposit by a third party were invested in U.S. Treasury obligations. This Escrow Deposit is now subject to recent settlement actions as described in Note 6 below.

     On July 10, 1997, a loan of $3.0 million was made by the Company to NPD (the "NPD Loan"). The NPD Loan accrues interest at 10% per annum, and is payable in full, together with all accrued interest, on July 9, 1999. The NPD Loan is secured by a pledge by NPD of the ITB Shares owned by it, subject to a prior lien and pledge by NPD to Brennan's estate of the ITB Shares as security for NPD's obligation to pay the balance of the purchase price due for the ITB Shares. NPD used the proceeds of the NPD Loan to repay an earlier loan made by an unaffiliated third party, which repayment resulted in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB Shares. The NPD Loan is now subject to recent settlement actions as described in Note 6 below.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     Thus, in August 1997 the Company purchased from NPD an option to purchase the ITB Shares held by NPD (the "Option"). The Option granted to the Company is subject to an option granted by NPD to Mr. DeSantis to purchase 50 percent of the ITB Shares owned by NPD at the date of exercise. Furthermore, both the option owned by the Company and the option owned by Mr. DeSantis are subject to a one-year option previously granted by NPD to an unaffiliated third party in January 1997. This option gave this person the right to purchase 50 percent of the ITB Shares owned by NPD at the date of exercise. The Option held by the Company states that it must purchase all of the ITB Shares owned by NPD at the date of exercise, which would be from one-fourth of the ITB Shares originally purchased by NPD at a minimum, to 100 percent of these shares if no other options are exercised.

     The Company paid $200,000 in cash for the Option at the closing date, and also executed a note (the "NPD Note Payable") which accrues interest at 10 percent per annum and is payable in full, including accrued and unpaid interest, on July 9, 1999. The principal amount of the note is $2.3 million if the Company has the ability to acquire 100 percent of the ITB Shares, but is reduced proportionally (including accrued interest from the date of inception) by the percentage of the ITB Shares unavailable to purchase under the terms of the Option. Therefore, at September 30, 1998, only one-fourth of the purchase price, and the corresponding related debt, or $425,000, and one-fourth of the potential Option right, has been reflected on the Company's balance sheet. However, the balance of the debt obligation represents a contingent obligation of the Company if the Company were to have the ability to acquire all ITB Shares originally held by NPD. The NPD Note Payable is now subject to recent settlement actions as described in Note 6 below.

     The Option stipulates that it may not be exercised by a company in bankruptcy. The Option has been extended for an additional year by NPD (at no cost to the Company), and currently expires on August 29, 1999. In the event that the Company was able to exercise the Option, the Company would purchase the ITB Shares from NPD at the same price paid by NPD, which was $4 per share. However, it is highly unlikely that the Company would exercise the Option unless the "strike price" exceeded $4 per share, and other issues were resolved. ITB common stock has been suspended from regular trading since October 13 1997, when it last traded at $3.50 per share. On August 7, 1998, ITB was delisted by the American Stock Exchange. ITB stock is presently listed for trading on the NQB Pink Sheets, and has approximately three market makers, although no trading market has yet developed. ITB is presently attempting to get its stock quoted on the OTC Bulletin Board. It is unclear if the stock will resume widespread trading providing liquidity before the expiration of the Option, and therefore establish a relevant current market

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     price. Furthermore, any exercise of the Option would now be subject to recent settlement actions as described in Note 6 below.

     (6)  THE PENDING ITB SETTLEMENT

     On June 5, 1998, the Company, as debtor-in-possession, filed an adversary claim with the Bankruptcy Court against NPD: AutoLend Group Inc. vs. NPD Inc., Adversary No. 98-1136M (the "NPD Claim"). The NPD Claim seeks, among other things, the return to the Company of the $2.0 million Escrow Deposit (plus interest), the immediate repayment to the Company by NPD of the $3.0 million NPD Loan (plus interest), and the cancellation of the Option and corresponding cancellation of the Company's obligations under the NPD Note Payable and return of the $0.2 million cash down payment on the Option. This NPD Claim is now subject to recent settlement actions as described in the following two paragraphs.

     On July 2, 1998, all the members of ITB's Board of Directors, and various other parties (including NPD) involved in litigation over ITB, jointly executed and filed with the Court of Chancery in the State of Delaware (the "Chancery Court") a Stipulation and Agreement of Compromise, Settlement and Release, C.A. No. 15919, which was entered into subject to the Chancery Court's (and certain other creditors specified therein) approval (hereinafter, the "Delaware ITB Agreement"). The Delaware ITB Agreement addresses many issues outside the scope of the Company's concern; its provisions relevant to the Company include the return of the $2.0 million Escrow Deposit (plus interest) to the Company, the exchange of mutual releases, and the purchase by ITB from NPD of the ITB Shares with a combination of cash and ITB's assumption of NPD's note payable to the Brennan estate. (According to NPD's financial statements obtained in the bankruptcy process, NPD at present has little or no cash, and its primary asset is the presently untradable block of ITB Shares. Thus, the receipt of cash by NPD from ITB under the Delaware ITB Agreement would substantially facilitate the resolution of the NPD Claim). The Delaware ITB Agreement also provides for additional contingent consideration which may be received by NPD in connection with the possible sale of ITB's Las Vegas, Nevada, real estate. The Delaware ITB Agreement was contingent upon approval by various parties (including the Bankruptcy Court, the Chancery Court, and certain creditors named in the Delaware ITB Agreement), and further requires the Company to assume ITB's office lease in Albuquerque (where the Company presently subleases its offices), and cancels all options relating to the ITB Shares, including the Option purchased by the Company. A hearing on the Delaware ITB Agreement was held on August 25, 1998 and a Chancery Court order approving the Agreement was signed by the Judge October 6, 1998, which order has a 30-day appeal period. The Delaware ITB Agreement is currently subject to the expiration of the 30-day appeal period, the execution of an agreement by ITB with the Brennan Estate bankruptcy trustee (which is in turn subject to the approval of the US Bankruptcy Court for the State of New Jersey, which has jurisdiction over the Brennan bankruptcy estate), and ITB's successful negotiation of an agreement with its current lender or the arrangement of alternative financing.

     On July 10, 1998, the Company, as a debtor-in-possession, filed with the Bankruptcy Court the Debtor's Motion to Approve Compromise (ITB Transaction), No. 11-97-15499-MA (the "ITB Settlement"). The ITB Settlement provides for, among other things, the Bankruptcy Court's approval of the Delaware ITB Agreement and, subject to the final approval of the Delaware ITB

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Agreement by all necessary parties, the ITB Settlement provides for the resolution of the NPD Claim. Specifically, the ITB Settlement would result in the return of the $2.0 million Escrow Deposit (plus interest) to the Company, the cancellation of the Option and corresponding Company obligation under the NPD Note Payable, the prepayment to the Company by NPD of $2.3 million of the $3.0 million NPD Loan, and the contingent payment to the Company by NPD of a portion of the additional funds which may be received by NPD (or its affiliates) in connection with the possible sale of ITB's Las Vegas real estate (which contingent funds could, in combination with the $2.3 million, exceed the $3.0 million NPD Loan owed to the Company). Two objections to the ITB Settlement were filed. On September 10, 1998, a slightly modified form of the motion was approved by the Bankruptcy Court.

     If all remaining requirements for the consummation of the Delaware ITB Agreement are received (including approval by certain creditors named in the Delaware ITB Agreement), the Company will receive $4.3 million plus interest (which is presently anticipated to be received in cash in December 1998, although no assurance can be given to that date), and will have its obligation under the NPD Note Payable canceled, and will have the possibility of receipt of certain additional contingent consideration. There can be no assurances that such approvals from certain creditors named in the Delaware ITB Agreement can be obtained. If the Delaware ITB Agreement is not consummated, the Company's receipt of comparable amounts of cash cannot be assured, and whatever cash is ultimately received by the Company would almost certainly take significantly longer to receive.


     (7)  DEBENTURES AND EXCHANGE OFFER

     Following the substantial losses incurred in the consumer used-car finance business, and the decision by prior management to terminate that business, and the Company's deterioration to a position of negative net worth (after which point there was a change in management), the Company's viability as a going concern became dependent upon the restructuring of its obligations and asset base (and ultimately, reaching a point of profitability). Since the entire utilization of the Company's assets would have been insufficient to repay the outstanding Debentures when they became due, an alternative resolution was sought which would be mutually acceptable to the Company and the Debenture holders. Consequently, on October 22, 1996, the Company initiated its offer to exchange Common Stock and Preferred Stock for its outstanding Debentures (the "Exchange Offer"). After the dismissal of the Involuntary Petition, on April 8, 1997, the Exchange Offer expired, and the Company thereby issued an aggregate of 1.4 million shares of its Common Stock and 57,800 shares of its Preferred Stock in exchange for $7.2 million principal amount of Debentures. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

     All outstanding principal became due on the remaining Debentures on September 19, 1997; however, this payment was not made (see Notes 1 and 2 above). The principal balance of the Debentures and interest accrued thereon at September 30, 1998, was $7.2 million and $2.1 million, respectively.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


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

     At September 30, 1998, the Company had dividends in arrears on its Preferred Stock. In the unlikely event the Company were to elect to pay cash dividends, the amount owed at September 30, 1998, would have been approximately $1.2 million in total, or $21 per share of Preferred Stock. However, in lieu thereof, the Company may choose to pay such dividends by issuing additional shares of Preferred Stock and/or Common Stock.


     (9)  NET OPERATING LOSS CARRYFORWARDS

     The Company has available at September 30, 1998, unused capital loss carryforwards and operating loss carryforwards that may provide future tax benefits, which expire as follows:

              Year of         Unused Capital Loss   Unused Net Operating Loss
            Expiration           Carryforwards            Carryforwards
          --------------      -------------------   -------------------------
               2001           $           524,000   $                       -
               2010                             -                     448,500
               2011                             -                      14,500
               2012                             -                  14,020,000
               2013                             -                   1,046,000
                              -------------------   -------------------------
          Total               $           524,000   $              15,529,000
                              ===================   =========================

     Capital loss carryforwards arise due to losses incurred on the disposal of capital assets, and may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income). Net operating loss carryforwards are the result of prior (and current) years' operations, which had recorded a net loss in terms of income tax computations. In general, operating loss carryforwards can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock. If there is a substantial change in ownership involved, then tax benefits could be reduced. Other limiting factors may also apply. Capital loss carryforwards and net operating loss carryforwards are collectively referred to herein as the "Loss Carryforwards."

     After consultation with its lawyers and accountants, the Company's management believes that, if the Plan of Reorganization is confirmed and approved in substantially its present form, the Loss Carryforwards would be reduced by between $1.4 million and $4.0 million in the bankruptcy

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     process, and the remainder would be intact and usable after bankruptcy. At a typical corporate statutory tax rate of 34%, these remaining losses can, in a valid situation, result in the cancellation of a requirement to pay from $3.7 million to $4.6 million in federal income taxes, either immediately in one year, or spread out over a number of years.

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

     IAP was started in March 1995, was unprofitable while it was part of the Company, and according to AFG's representations (including audited financial statements), IAP remains unprofitable and has a negative net equity. If IAP were unable to make the cash payment in September 1999, it would then be unlikely that a conversion of its IAP securities into a 51% ownership interest would yield the Company substantial value or cash.

     In light of the Company's need to maximize and expedite the receipt of cash for its creditors, the Company explored the possibility of an early redemption of its IAP securities by giving some discount as consideration for an immediate cash payment from AFG. An amount of $600,000 plus some partial interest was offered by AFG, and on July 17, 1998, the Company, through its bankruptcy counsel, received a letter indicating that such funds were on deposit and ready, pending approval of the transaction by the Bankruptcy Court. On the same day, the Company filed a motion with the Bankruptcy Court [the Debtor's Motion to Approve Compromise (IAP Note)] to approve the transaction. On July 20, 1998, a Notice of Filing was filed with the Court. On August 21, 1998, the Court approved the Motion. On September 30, 1998 the IAP redemption was consummated, for which $614,560 in cash was received by the Company.

     No securities were classified as trading or held-to-maturity at September 30, 1998, or 1997. Investments held as available-for-sale securities (maturing within one to five years) are summarized as follows at September 30:

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                         1998                         1997
                                              --------------------------   --------------------------
                                                              Corporate                    Corporate
                                              Stock Option       Debt      Stock Option       Debt
                                                 (ITB)       (IAP Stock)      (ITB)       (IAP Stock)
                                              ------------   -----------   ------------   -----------
     Fair market value, beginning of period    $  425,000     $       -     $  425,000     $1,000,000
     Permanent impairment                               -             -              -       (200,000)
                                              ------------   -----------   ------------   -----------
     Fair market value, end of period          $  425,000     $       -     $  425,000     $  800,000
                                              ============   ===========   ============   ===========

     There was a $25,440 realized loss on the sale of securities during the six months ended September 30, 1998.


     (11) COMPREHENSIVE INCOME

     As referenced in Note 1(b) above, Statement of Financial Accounting Standards 130, Comprehensive Income (or "SFAS 130"), has recently become required to be set forth in the Company's consolidated financial statements. A primary intent of SFAS 130 is to provide a supplemental examination of income, showing Net Income adjusted by those transactions and events which were not reflected in Net Income that occurred during the period, and that affected equity of the Company from non-owner sources. Typically, comprehensive income would include equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liabilities adjustments, and foreign currency transaction adjustments. On this basis, for the six months ended September 30, 1998 and 1997, the Company's Comprehensive Income is the same as the net loss as reported by the consolidated statements of operations.


     (12) CONTINGENCIES

     Living Benefits, Inc. On September 12, 1996, before present management took control, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits, Inc. (the "Plaintiff") [Living Benefits, Inc., a New Mexico corporation, v. AutoLend Group, Inc., a Delaware corporation (formerly known as CAPX Corporation) and LB NM, Inc., a Delaware corporation: Case No. CIV 96 0993 SC]. The complaint alleges that the Company is obligated to the Plaintiff for more than $1.6 million, with interest at 8.75 percent from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff is also seeking punitive damages for bad faith in an undisclosed amount and attorney's fees. On June 11, 1997, an Offer of Judgment was made to the Plaintiff of $656,600 with costs accrued as of that date; the offer was rejected by the Plaintiff. The Company had admitted that it was obligated to the Plaintiff for $656,542 pursuant to a settlement agreement entered into in June 1995, and which the Company alleges has since been breached by the Plaintiff. On December 30, 1997, the Plaintiff filed a claim for approximately $1.7 million, plus legal fees and punitive damages, with

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     the Bankruptcy Court. On April 15, 1998, this suit was turned over to the jurisdiction of the Bankruptcy Court. A scheduling conference on September 9, 1998, has established December 18, 1998, as the discovery completion deadline; and January 15, 1999, was established as the deadline for submission of exhibits and documentary evidence. The trial is scheduled for January 20, 1999. The Company has accrued an amount for purposes of financial conservatism, but disputes the notion that such an amount is owed. The Company disputes this claim and will defend against any claim by the Plaintiff as part of the Company's bankruptcy procedure. However, the Company is currently unable to predict with any degree of certainty the final resolution of this matter.

     ITB Settlement. The Bankruptcy Court has approved a resolution of the ITB and NPD transactions. However, this Motion is dependent upon external legal proceedings in Delaware involving ITB and various third parties. If the terms of the Motion are ultimately consummated, then substantial cash will be brought back into the Company. See Note 6 above.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     Results of Operations:  Six-month periods ended September 30, 1998, and
     1997

     In summary, the Company recorded a net loss of approximately $38,000 for the six month period ended September 30, 1998. Contributing to the loss was approximately $0.3 million of non-cash accruals for various interest expenses, which would be resolved under the Company's proposed Plan of Reorganization. As further explained below, general and administrative expenses (or overhead costs) have been reduced. Additionally, these results do not include the return of principal with respect to the Installment Contracts Receivable portfolio. The net result of the above is that total cash on hand increased over the six month period by approximately $0.7 million, to a total of approximately $1.5 million at September 30, 1998 (which total represents an increase of approximately $0.9 million, more than doubling the amount on hand in late September 1997, when the Company filed for bankruptcy). Net equity increased during the six months by approximately $0.4 million.

     Revenues from Installment Contracts Receivable (consumer used-car loans) were approximately $77,000 during the six months ended September 30, 1998, which represented a $0.3 million decrease compared to the $0.4 million realized during the six months ended September 30, 1997. This decrease is a result of the reduced size of the Company's portfolio of such loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or written off, the portfolio decreases in size. The substantial cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level of $35,000 per quarter.

     Net viatical revenues realized from Policies in the six months ended September 30, 1998, were $0.3 million, as compared to no such revenues in the six months ended September 30, 1997. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of eleven Policies will be irregular, depending primarily upon the timing of mortality of the insured.

     General and administrative expenses were $0.8 million during the six months ended September 30, 1998, which represented a reduction of $0.6 million, or 46%, compared to the $1.4 million expended during the six months ended September 30, 1997. This decrease resulted primarily from a $0.4 million reduction in overhead expenses, and a $0.2 million decrease in the cost of administering and collecting the portfolio of Installment Contracts Receivable (which is included in general and administrative expenses), which was partially offset by $0.2 million increase due to costs associated with post Chapter 11 reorganization costs.

     Provisions for credit losses in connection with the portfolio of Installment Contracts Receivable for the six months ended September 30, 1998 represents a $0.2 million recovery of bad debt, as compared to no provisions for the six months ended September 30, 1997. This improvement of $0.2 million was primarily the result of collections on old loans which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Operating losses for the six months ended September 30, 1998, were $0.2 million, compared to $1.0 million reported for the six months ended September 30, 1997. In total, the $0.8 million reduction in operating losses was primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.6 million and the recovery of bad debt of $0.2 million.

     Non-operating income for the six months ended September 30, 1998 totaled $0.4 million, compared to a non-operating loss of $6.6 million for the six months ended September 30, 1997. The $0.4 million income for the present period was primarily due to a viatical policy write-down recapture of $0.5 million, plus accrued interest income of $0.2 million, partially offset by $0.3 million in accrued interest expense. The $7.0 million improvement of the present period over the prior period is primarily due to the non-recurring $6.3 million debenture conversion charge in the prior period, the $0.5 million viatical policy write-down recapture in the present period, and a $0.2 million reduction in accrued interest expense.

     In addition to the above, for the six months ended September 30, 1998, the Company incurred $0.2 million in reorganization costs related to the bankruptcy proceedings. There were no such reorganization costs in the prior period.

     The net effect of all of the foregoing resulted in a net loss of $38,000, or $0.01 per share, for the six months ended September 30, 1998. The net loss for the same period last year was $4.5 million, or $0.75 per share. The decrease in net loss of $4.5 million was attributable primarily to a combination of the following items. During the six months ended September 30 1997, the Company recorded a non-cash charge for Debenture conversion of $6.3 million offset by a $3.2 million gain on early extinguishment of debt in connection with Debentures repurchased. During the six months ended September 30, 1998, operating losses were reduced by $0.8 million, interest expense decreased by $0.2 million and the Company realized a recapture on insurance policy write downs of $0.5 million as compared to the same period last year.


     Results of Operations:  Three-month periods ended September 30, 1998, and
     1997

     Revenues from Installment Contracts Receivable (consumer used-car loans) were approximately $35,000 during the three months ended September 30, 1998, which represented a $0.2 million decrease compared to the $0.2 million realized during the three months ended September 30, 1997. This decrease is a result of the reduced size of the Company's portfolio of such loans.

     Net viatical revenues realized from Policies in the three months ended September 30, 1998, were $0.3 million, as compared to no such revenues in the three months ended September 30, 1997. Future net revenues from the remaining portfolio of eleven Policies will be irregular, depending primarily upon the timing of mortality of the insured.

     General and administrative expenses were $0.4 million during the three months ended September 30, 1998, which represented a reduction of $0.5 million, or 55%, compared to the $0.9 million expended during the three months ended September 30, 1997. This decrease resulted primarily from a $0.4 million reduction in overhead expenses, and a $0.1 million decrease in the cost of

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     administering and collecting the portfolio of Installment Contracts Receivable, which was partially offset by $0.1 million increase due to costs associated with post Chapter 11 reorganization costs.

     Provisions for credit losses in connection with the portfolio of Installment Contracts Receivable for the three months ended September 30, 1998 represent a $0.1 million recovery of bad debt, as compared to no provisions for the three months ended September 30, 1997. This improvement was primarily the result of collections on old loans which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

     Operating income for the three months ended September 30, 1998 was $62,000, compared to an operating loss of $0.7 million reported for the three months ended September 30, 1997. In total, the $0.7 million improvement in operations was primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.5 million, a $0.1 million recovery of bad debt, and a $0.1 million increase in net revenue.

     Non-operating income for the three months ended September 30, 1998 totaled $0.5 million, compared to a non-operating loss of $0.1 million for the three months ended September 30, 1997. The $0.4 million income for the present period was primarily due to a viatical policy write-down recapture of $0.5 million, plus accrued interest income of $0.1 million, partially offset by $0.2 million in accrued interest expense. The $0.6 million improvement of the present period over the prior period is primarily due to the non-recurring $0.5 million viatical policy write-down recapture in the present period.

     In addition to the above, for the three months ended September 30, 1998, the Company incurred $0.1 million in reorganization costs related to the bankruptcy proceedings. There were no such reorganization costs in the prior period.

     The net effect of all of the foregoing resulted in net income of $0.4 million, or $0.07 per share, for the three months ended September 30, 1998. The net income for the same period last year was $1.4 million, or $0.23 per share. The decrease in net income of $1.0 million was attributable primarily to a combination of the following items. During the three months ended September 30, 1997, the Company realized a $2.2 million gain on early extinguishment of debt which was not available in the same period this year. Operating losses decreased by $0.7 million during the three months ended September 30, 1998 and the Company recorded a recapture on insurance policy write-downs of $0.5 million as compared to the same period last year.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company's immediate viability as a going concern depends on the restructuring of its obligations, and, ultimately, the formation of a profitable line of business. At September 30, 1998, the Company had cash and cash equivalents of approximately $1.5 million, and total liabilities exceeded total assets 1.4 to 1. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization (see Notes 1 and 2 to the Company's Consolidated

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Financial Statements). The Company anticipates, but cannot assure, that it will emerge from Chapter 11 as a restructured, viable entity. If the Company is prevented from emerging, it would most likely be liquidated, which would result in the elimination of the Common Stock, Preferred Stock, and Class A and B Warrants, and in payments to debt holders of amounts less than their claims. Management believes that amounts which might be received by creditors under such a liquidation scenario would likely be less than as proposed under the bankruptcy reorganization Plan.

     Cash flows from operations was a positive $0.1 million for the six months ended September 30, 1998. This compares to a negative cash flow from operations of $0.9 million for the six months ended September 30, 1997.
     The improvement of $1.0 million is primarily due to reduced cash expenditures for legal, professional, and consulting of $1.1 million, reduced cash expenditures for Directors' & Officers' liability insurance of $0.4 million, reduction in cash payroll of $0.3 million, and the receipt of $0.2 million in viatical policy payouts, all of which was partially offset by a reduction of $0.8 million in Installment Contracts Receivable receipts, and the expenditure of $0.2 million on reorganization under the bankruptcy.

     The portfolio of Installment Contracts Receivable at September 30, 1998 was $0.2 million (excluding receivables for which there was repossession of the underlying collateral or a charge-off, and before the effect of reserves). The portfolio consisted of 71 active used-car loans, of which approximately 31% (on a dollar-weighted basis) are thirty days or more past due. The Company commenced purchasing these Installment Contracts Receivable in May 1994, and ceased purchases on December 22, 1995. Future revenues from this portfolio will, in general, decline from their present level as the loans mature and the portfolio thus diminishes.

     The Company's portfolio of unmatured viatical insurance Policies consisted of 11 policies at September 30, 1998, having a combined face value of approximately $0.9 million and a net book value of approximately $0.1 million. The Company recognized $0.3 million in net revenue and a $0.5 million recapture on insurance policy write-downs from 4 policies during the six months ended September 30, 1998. The Company generally ceased purchasing new Policies as of September 1994. Receipt of revenues from these Policies will be irregular, depending upon the timing of the mortality of the insured.

     Cash flows provided by investing activities was $0.6 million for the six months ended September 30, 1998, as a result of the IAP securities redemption. This compared to cash used by investing activities for the six months ended September 30, 1997 of $5.2 million, which was the result of funding the Escrow Deposit, the loan to NPD, and the purchase of the ITB Option in 1997.

     There were no cash flows from financing activities during the six months ended September 30, 1998, as compared to $5.7 million in cash used by financing activities during the six months ended September 30, 1997, which was the result of the redemption of Debentures during 1997.

     In summary, due to the foregoing factors, the Company's cash and cash equivalents increased by approximately $0.7 million during the six months ended September 30, 1998, to a total of $1.5 million. This increase was largely due to the sale of the IAP securities, and the positive cash flow from operations. In comparison, for the six months ended September 30, 1997, there was a

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     $11.8 million decrease in cash equivalents, largely due to the funding of the Escrow Deposit, the loan to NPD, the purchase of the ITB Option, the buyback of Debentures, and an operating deficit.



     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                          PART II:  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS.

     Rodman & Renshaw, Inc. On September 24, 1997, Rodman & Renshaw, Inc., a Delaware corporation ("Rodman"), filed a complaint against several defendants, including the Company and its former subsidiary, AutoLend IAP, Inc., in the Supreme Court of the State of New York, County of New York. The Company believes that it was improperly included as one of the Defendants. On September 17, 1998, Rodman executed a release, which included the Company, effectively dismissing the proceeding against the Company.

     AutoLend Group, Inc. v. Cozen & O'Connor. On August 24, 1998, the Company filed Adversary No. 98-1199M, a complaint to recover certain payments made by the Company to Cozen & O'Connor, a Philadelphia-based law firm ("Cozen"). This complaint seeks the possible return of up to $564,000.

     AutoLend Group, Inc. v. Standard Capital. On August 24, 1998, the Company filed Adversary No. 98-1198M, a complaint to recover certain payments made by the Company to Standard Capital Group, Inc., a California corporation ("Standard Capital"). This complaint seeks the possible return of up to $189,000.

     First National Bank of Clifton Forge v. AutoLend. On August 6, 1998, a Motion for Judgment was filed in the Circuit Court of Alleghany County, State of Virginia, Case No. CL98-43. The Motion seeks up to $54,000 in compensatory damages and up to $75,000 in punitive damages for alleged actions that took place between May 1995 and August 1997, involving car loans and the Company's former subsidiary, AutoLend IAP, Inc. The Company learned of this Motion on September 1, 1998, and was unaware of the underlying issues up to that point in time, and is now investigating the situation. The Company believes it has likely been improperly named as the defendant.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES


     ITEM 5. OTHER INFORMATION.

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27 -- Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following duly authorized persons.

AUTOLEND GROUP, INC.
(Registrant)

SIGNATURE                   TITLE                            DATE
---------                   -----                            ----



/s/ Nunzio P. DeSantis    Chairman of the Board,          October 27, 1998
-----------------------   Chief Executive Officer
Nunzio P. DeSantis



/s/ Jeffrey Ovington      Executive Vice President        October 27, 1998
-----------------------   (principal accounting and
Jeffrey Ovington          financial officer)