Form 10-Q
period 1998-12-31
AUTOLEND GROUP INC
filed 1999-02-16
CIK 851697

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

               For the quarterly period ended December 31, 1998

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

                                (505) 768-1000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No     .
                                         -----    -----

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed
by a court.     Yes  X    No
                   -----    -----


Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was 6,079,530 at February 2, 1999.


================================================================================

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (Debtor-in-Possession)


                     AUTOLEND GROUP, INC., AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                                   PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.................................................................................  4

   Consolidated Balance Sheets as of December 31, 1998, and March 31, 1998...................................  4

   Consolidated Statements of Operations for the three- and nine-month periods ended December 31, 1998, and 1997.......................................................................  5

   Consolidated Statements of Cash Flows for the nine-month periods ended
     December 31, 1998, and 1997.............................................................................  6

   Notes to Consolidated Financial Statements................................................................  7

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................................................... 20

Item 3. Quantitative and Qualitative Disclosure about Market Risk............................................ 24

                                                    PART II--OTHER INFORMATION

Item 1. Legal Proceedings.................................................................................... 25

Item 2. Changes in Securities and Use of Proceeds............................................................ 25

Item 3. Defaults Upon Senior Securities...................................................................... 25

Item 4. Submission of Matters to a Vote of Security Holders.................................................. 25

Item 5. Other Information.................................................................................... 25

Item 6. Exhibits and Reports on Form 8-K..................................................................... 25

SIGNATURES................................................................................................... 26

                          FORWARD-LOOKING INFORMATION


The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors inherent in the consummation of any plan in a Chapter 11 bankruptcy case, e.g., the perceived difficulties from the Company's bankruptcy, which could adversely affect its existing and proposed operations, and other difficulties relating to its Chapter 11 bankruptcy; and the risks relating to the operation of a gaming business, which forms a significant part of the Company's Plan of Reorganization. From time to time, AutoLend Group, Inc., may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements


                               YEAR 2000 ISSUES

Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, a challenging problem is that many computer systems worldwide cannot properly recognize the year 2000 or years thereafter. No easy, comprehensive, technological "quick fix" has yet been developed in the United States or elsewhere for this problem. Not only might the problem affect a company's computers, but the company could also be impacted by problems at other companies, through supplier relationships, etc.

Fortunately, the Company's present small base of operations is not heavily dependent upon computers. The Company uses accounting software on a small network and other software tools for financial reporting and word processing. Steps are being taken to test for compliance and, if necessary, upgrade computers and software within the Company. The ultimate cost for completing this process is not yet known, but management does not expect to spend more than $10,000. Testing and any necessary upgrades should be completed by August 1999. The Company has received written assurance of Y2K compliance from the outside service which maintains its portfolio of Installment Contracts Receivable. Management is reasonably confident, in general, about the Company's level of exposure. However, with the drastic scenarios worldwide discussed in the media, the Company cannot guarantee that it will not be in some way detrimentally impacted.

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (Debtor-in-Possession)

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                          Consolidated Balance Sheets

                                                                                            December 31, 1998      March 31, 1998
                                                                                               (unaudited)              (audited)
                                                                                            -----------------      --------------
Assets:
  Cash and cash equivalents                                                                 $       2,292,059      $     769,736
  Prepaid expenses                                                                                          -            167,381

  Installment contracts receivable--gross                                                   $         164,248      $     461,592
  Collateral owned--gross                                                                                   -             22,286
  Allowance for credit losses                                                                        (100,168)          (187,669)
                                                                                            -----------------      --------------
    Installment contracts receivable--net                                                   $          64,080      $     296,209


  ITB Option, less allowance of $200,000 at September 30, 1998, and
    at March 31, 1998                                                                                 425,000            425,000
  Escrow deposit                                                                                    2,000,000          2,000,000
  Interest receivable on escrow deposit                                                               140,069             62,060
  Note receivable--NPD, Inc.                                                                        3,035,292          3,035,292
  Interest accrued on note receivable--NPD, Inc.                                                      446,863            219,215
  Purchased insurance policies at estimated market value; face value of $875,920
     at December 31, 1998, and $1,879,420 at March 31, 1998                                           133,740            329,193
  Securities in IAP less allowance of $390,000 at March 31, 1998                                            -            250,000


  Fixed assets, less accumulated depreciation of $77,329 at December 31, 1998,
    and $68,614 at March 31, 1998                                                                      19,811             39,611
  Other                                                                                                46,311             46,011
                                                                                            -----------------      --------------
    Total assets                                                                            $       8,603,225      $   7,639,708
                                                                                            =================      ==============

Liabilities:
  Liabilities subject to compromise:
    Accounts payable                                                                        $          97,079      $      55,276
    Accrued interest expense on debentures (pre-petition)                                           1,372,819          1,372,819
    Convertible subordinated debentures at face value                                               7,225,000          7,225,000
    Allowance for estimated legal fees and settlement costs                                         1,525,000          1,434,944
                                                                                            -----------------      --------------
  Total liabilities subject to compromise                                                          10,219,898         10,088,039

                                                                                            -----------------      --------------

  Liabilities not subject to compromise:
    Accounts payable                                                                                   59,715             56,355
    Contingent liabilities--reorganization                                                            381,116             48,872
    Accrued liabilities                                                                               227,711            232,458
    Accrued interest expense on debentures (post-petition)                                            878,941            364,160
    Note payable--NPD, Inc.                                                                           425,000            425,000
    Accrued interest expense--NPD, Inc.                                                                57,542             25,667
                                                                                            -----------------      --------------
  Total liabilities not subject to compromise                                                       2,030,025          1,152,512
                                                                                            -----------------      --------------
    Total liabilities                                                                       $      12,249,923      $  11,240,551
                                                                                            -----------------      --------------

Stockholders' Deficit:
  Preferred stock, $.002 par value. Authorized 5,000,000 shares;
    57,800 issued and outstanding at December 31, 1998, and March 31, 1998                  $             116      $         116
  Common stock, $.002 par value. Authorized 40,000,000 shares;
    issued 6,079,530 shares at December 31, 1998, and March 31, 1998                                   12,158             12,158
  Additional paid-in capital                                                                       20,459,946         20,459,946
  Unrealized holding loss                                                                            (200,000)          (590,000)
  Accumulated deficit                                                                             (23,918,918)       (23,483,063)
                                                                                            -----------------      --------------
    Total stockholders' deficit                                                             $      (3,646,698)     $  (3,600,843)
                                                                                            -----------------      --------------
  Total liabilities and stockholders' deficit                                               $       8,603,225      $   7,639,708
                                                                                            =================      ==============

  See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (Debtor-in-Possession)
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                      Three Month Period Ended           Nine Month Period Ended
                                                                            December 31,                      December 31,
                                                                     ---------------------------       --------------------------
                                                                        1998             1997            1998             1997
                                                                     -----------     -----------       -----------    -----------
Revenues:
  Finance charges on installment contracts                           $    17,610     $   126,128       $    94,921    $   536,722
  Revenues from matured insurance policies                                     -          69,109           988,228         69,109
                                                                     -----------     -----------       -----------    -----------
    Gross revenues                                                        17,610         195,237         1,083,149        605,831
  Cost of matured insurance policies                                           -         (60,125)         (692,400)       (60,125)
                                                                     -----------     -----------       -----------    -----------
    Total net revenues                                               $    17,610     $   135,112       $   390,749    $   545,706

General and administrative expenses                                     (274,232)       (519,341)       (1,040,380)    (1,944,258)
Provision for credit losses, net of recoveries                            87,000         (30,000)          306,000        (30,000)
                                                                     -----------     -----------       -----------    -----------
  Operating income (loss)                                               (169,622)       (414,229)         (343,631)    (1,428,552)
                                                                     -----------     -----------       -----------    -----------

Other income (expense):
  Interest income on cash and cash equivalents                       $    13,462     $       993       $    74,034    $   140,650
  NPD, Inc., note receivable interest income accrued                      75,884          75,632           227,648        142,861
  Debentures interest expense accrued                                   (171,594)       (171,594)         (514,781)      (710,325)
  NPD, Inc., note payable interest expense accrued                       (10,625)        (57,500)          (31,875)       (76,667)
  Other income (expense), net                                            (64,005)              -           (22,488)       (27,086)
  Write-off of fixed assets                                                    -               -            (4,570)             -
  Insurance policy write down recapture                                        -               -           495,683              -
  Debenture conversion charge                                                  -               -                 -     (6,261,051)
                                                                     -----------     -----------       -----------    -----------
    Total net other income (expense)                                 $  (156,878)    $  (152,469)      $   223,651    $(6,791,618)
                                                                     -----------     -----------       -----------    -----------

  Income (loss) before reorganization costs, income taxes,
    and extraordinary item                                           $  (326,500)    $  (566,698)      $  (119,980)   $(8,220,170)
Reorganization costs incurred during Chapter 11 proceedings              (71,521)              -          (315,875)             -
                                                                     -----------     -----------       -----------    -----------
  Income (loss) before income taxes and extraordinary item           $  (398,021)    $  (566,698)      $  (435,855)   $(8,220,170)

    Provision for income taxes - federal                                       -               -                 -        (40,000)
                                                                     -----------     -----------       -----------    -----------
  Income (loss) before extraordinary item                            $  (398,021)    $  (566,698)      $  (435,855)   $(8,260,170)


Extraordinary item:
  Gain on early extinguishment of debt                                         -               -                 -      3,171,524
                                                                     -----------     -----------       -----------    -----------
Net income (loss)                                                    $  (398,021)    $  (566,698)      $  (435,855)   $(5,088,646)
                                                                     ===========     ===========       ===========    ===========

Per Share:
  Operating income (loss)                                            $     (0.03)    $     (0.07)      $     (0.06)   $     (0.24)
  Total net other income (expense)                                         (0.03)          (0.02)             0.04          (1.12)
                                                                     -----------     -----------       -----------    -----------

  Income (loss) before reorganization costs, income taxes,
    and extraordinary item                                           $     (0.05)    $     (0.09)      $     (0.02)   $     (1.36)
Reorganization costs incurred after Chapter 11 proceedings                 (0.01)              -             (0.05)             -
                                                                     -----------     -----------       -----------    -----------
  Income (loss) before reorganization costs and extraordinary item   $     (0.07)    $     (0.09)      $     (0.07)   $     (1.36)
    Provision for income tax - federal                                         -               -                 -          (0.01)
                                                                     -----------     -----------       -----------    -----------
  Income (loss) before extraordinary item                            $     (0.07)    $     (0.09)      $     (0.07)   $     (1.37)

Extraordinary item:
  Gain on early extinguishment of debt                                         -                 -               -           0.53
                                                                     -----------     -----------       -----------    -----------
Net income (loss)                                                    $     (0.07)    $     (0.09)      $     (0.07)   $     (0.84)
                                                                     ===========     ===========       ===========    ===========

Weighted average number of common and common
  equivalent shares outstanding                                        6,079,530       6,079,530         6,079,530      6,026,011
                                                                     ===========     ===========       ===========    ===========

  See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

         AUTOLEND GROUP, INC., AND SUBSIDIARIES (Debtor-in-Possession)
                     Consolidated Statements of Cash Flow
                                  (unaudited)

                                                                                               Nine Month Period Ended
                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                                1998                1997
                                                                                           -------------       -------------
Cash flow from operating activities:
  Net loss                                                                                 $    (435,855)      $  (5,088,643)
  Adjustments to reconcile net loss to net cash flow from operating activities
    Amortization of intangible assets and debt issuance costs                                          -              56,443
    Depreciation expense                                                                          15,230              18,918
    Gain on early extinguishment of debt, net of amortization                                          -          (3,171,524)
    Charge for debenture conversion, net of amortization                                               -           6,261,051
    Realized loss on sale of IAP securities                                                       25,440                   -
    Provision for credit (gains) losses, net of recoveries                                      (306,000)             30,000
    Write-off of fixed assets                                                                      4,570                   -
    Recapture of insurance policy write down                                                    (495,683)                  -
  Changes in assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable matured policies                                                             -              60,125
      Prepaid expenses                                                                           167,381                   -
      Installment contracts receivable                                                           538,129           1,554,793
      Purchased insurance policies                                                               691,136                   -
      Interest on escrow deposit                                                                 (78,009)                  -
      Interest accrued on note receivable - NPD, Inc.                                           (227,648)           (142,861)
      Other assets                                                                                  (300)            (88,474)
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities                                                   462,716          (1,003,647)
      Accrued interest expense                                                                   546,656             786,992
                                                                                           -------------       -------------
  Cash provided (used) by operating activities                                             $     907,763       $    (726,827)
                                                                                           -------------       -------------

Cash flow from investing activities:
  IAP securities                                                                           $     614,560       $           -
  Funding of escrow                                                                                    -          (2,000,000)
  Loan to NPD                                                                                          -          (3,035,292)
  Purchase ITB stock option                                                                            -            (200,000)
                                                                                           -------------       -------------
    Cash provided (used) by investing activities                                           $     614,560       $  (5,235,292)
                                                                                           -------------       -------------

Cash flow from financing activities:
  Early extinguishment of debt                                                             $           -       $  (5,692,079)
                                                                                           -------------       -------------
    Cash provided (used) in financing activities                                                       -          (5,692,079)
                                                                                           -------------       -------------

Net increase(decrease) in cash and cash equivalents                                        $   1,522,323       $ (11,654,198)
Cash and cash equivalents at beginning of period                                                 769,736          12,399,932
                                                                                           -------------       -------------
Cash and cash equivalents at end of period                                                 $   2,292,059       $     745,734
                                                                                           =============       =============



  See accompanying notes to consolidated financial statements, which are an integral part of these financial statements.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)



(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

     The accompanying unaudited consolidated financial statements of AutoLend Group, Inc., and its wholly owned subsidiaries (collectively, the "Company" or "AutoLend") have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The statements should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 31, 1998. The information furnished, in the opinion of management, reflects all adjustments (consisting of normal recurring accruals), considered necessary to present fairly the results of operations of the Company for the nine-month period ended December 31, 1998. The operating results for the nine months ended December 31, 1998, are not necessarily indicative of results which may be expected for the year ending March 31, 1999.

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


     (b)  Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). (See Note 11)

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     The Company adopted Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt, and participation rights), including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices, and redemption requirements. Adoption of SFAS 129 has no effect on the Company, since it currently discloses that information.

     The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in allocating resources and assessing performance. Adoption of SFAS 129 has no effect on the Company's current disclosures.


     (c)  Going Concern

     The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default against, its outstanding 9.5 % Convertible Subordinated Debentures (the "Debentures") (see Notes 2 and 6 below), the Company filed for reorganization on September 22, 1997 (the "Voluntary Bankruptcy Proceeding"), under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court"). The Company is presently operating its business as a debtor-in-possession under Chapter 11 and is subject to the jurisdiction and supervision of the Bankruptcy Court. Under Chapter 11, certain claims against the Company in existence before the filing of the petition for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. See last paragraph below in this Note 1(c) for present status of the Voluntary Bankruptcy Proceeding.

     The Company maintains a residual portfolio of sub-prime consumer used-car loans ("Installment Contracts Receivable") through its wholly owned subsidiary, AutoLend Corporation. The Company commenced purchasing these loans in May 1994 and, while under prior management, ceased purchasing them in December 1995. Loan loss provisions for this business from its inception through March 1997 totaled $13.9 million (which does not include salaries, rent, and other operating expenses of the car loan business).
     The results of this business were the primary reasons the Company developed a negative net equity, which precluded it from generating the necessary cash flow to service its debt obligations (under the Debentures), which in turn forced

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     the Company to file for bankruptcy. Financial results of this residual portfolio from April 1997 to the present have, in total, been marginally positive.

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

     Because the Company's liabilities have exceeded its assets since March 1996, and the Company has been in the Voluntary Bankruptcy Proceeding since September 1997, there is substantial doubt about its ability to continue as a going concern. The Company's viability as a going concern depends upon restructuring its obligations and, ultimately, attaining profitability.
     The Company has filed a Plan of Reorganization (the "Plan of Reorganization") and a Disclosure Statement (both together, the "Plan"), that contain its proposal for resolving the bankruptcy (see Note 2 below). The Disclosure Statement was approved by the Bankruptcy Court on September 28, 1998, and the entire Plan was mailed to creditors and other interest holders on October 5, 1998. Ballots have been received, as the voting deadline was December 4, 1998; the votes were almost entirely in favor of the Plan. The final Confirmation Hearing took place on February 3, 1999, when the judge confirmed the Company's Plan. The Company believes that the Plan will become effective about early March. After the resulting reorganization of the Company's assets and liabilities, the Company will have a positive net equity.


     (2)  Voluntary Bankruptcy Reorganization Filing

     At the end of March 1994, the Company's net equity was a positive $2.7 million. Shortly thereafter, the Company's prior management launched the sub-prime consumer car loan business. By December 1995, net equity was down to $0.7 million, and cumulative losses (since March 1994) before the impact of the redemption of Debentures totaled $12.l million. In late December 1995, Nunzio DeSantis, the Company's then-largest stockholder (now the Company's Chief Executive Officer, but not then an officer, employee, or director), commenced legal actions against the then-current management. This resulted in a Stipulation of Settlement that was approved, after due notice, by the Delaware Chancery Court; new management for the Company was installed in mid-September 1996. However, about this time, net equity had already deteriorated to a negative $6.9 million. In the first nine months after new management took control, additional car-loan loss expenses and asset write-downs were made against the former operations of the Company, further deteriorating net equity, which reached a low point of a negative $11.9 million in March 1997.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     New management took immediate and substantive steps to turn the Company around, including the Debenture Exchange Offer (see Note 6 below), the repurchase of some Debentures at a discount, the pursuit of a new business (see Note 3 below), and the cutting of overhead costs (which were reduced by 43% in new management's first year, resulting in reductions of approximately $3.3 million in general and administrative expenses for the twelve months ended September 1997, as compared to the prior twelve months). These efforts resulted in the reduction of the net equity deficit to below a negative $3 million (which was an improvement of over $9 million from the low point), but the improvements were nonetheless not enough in the twelve months that new management had between taking control in September 1996 and the Debenture repayment due date of September 1997.

     In that twelve months between taking control in September 1996 and the Debenture repayment due date of September 1997, new management had successfully eliminated two-thirds of the Debenture debt that had been outstanding when new management took control in September 1996. However on September 19, 1997, the remaining principal balance (plus all accrued interest) of the Debentures became due and payable, requiring a cash disbursement on that date of approximately $8.6 million, which was still above the Company's capabilities. Therefore, on September 22, 1997, the Company filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. Thus, in addition to its normal SEC reporting requirements, the Company has also been filing required reports and disclosures with the Bankruptcy Court, including a monthly operating statement. Also see Note 1 above.

     The Company filed its first Disclosure Statement and Plan of Reorganization (jointly, the "Plan") in January 1998. The Disclosure Statement (as subsequently amended) was approved in September 1998, and the Plan was mailed to creditors and interest holders in October. Voting was completed in December 1998, and the Confirmation Hearing was held on February 3, 1999. The judge confirmed the Plan, which should become effective about early March. At that point, it is anticipated that the Company will have a positive net equity resulting from the relief of debt obligations currently outstanding.


     (3)  The Pursuit of a Controlling Interest in ITB

     In connection with the pursuit of a new business, shortly after new management assumed control (see Note 2 above), the Company entered into negotiations in October 1996 to directly purchase an approximately 25% equity interest (the "ITB Shares") in International Thoroughbred Breeders, Inc. ("ITB"), in a private sale from ITB's former chairman ("Brennan"). At that time, ITB was listed on the American Stock Exchange, and owned and operated Garden State Park and Freehold Raceway in New Jersey, and owned the former El Rancho Casino property in Las Vegas, Nevada (also see Note 4 below). ITB was much larger than the Company, and had a net equity of approximately $60 million, annual revenues of approximately $68 million, and approximately 625 employees subject to seasonal variations (according to ITB's then most recent Form 10-Q and Form 10-K).

     However, because of the involuntary bankruptcy petition filed against the Company, which was dismissed effective April 7, 1997 (the "Involuntary Petition"), the Company was prevented from

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


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

     Concurrently with its formation, NPD had agreed to grant the Company the right to purchase the ITB Shares from NPD later at the same price NPD had agreed to pay for the ITB Shares. As consideration, the Company agreed to make a loan to NPD to finance a portion of the cash purchase price to be paid by NPD to Brennan's bankruptcy estate at closing. The Company further agreed that, following the dismissal of the Involuntary Petition, it would guarantee up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price due Brennan's bankruptcy estate for the ITB Shares and, to effectuate this, would deposit $2.0 million into a cash collateral escrow account (the "Escrow Deposit") to secure NPD's obligation. However, the Bankruptcy Court before which the Involuntary Petition was pending enjoined the Company's agreed-upon loan to NPD, and the right was not granted to the Company. Nonetheless, following the dismissal of the Involuntary Petition, and in accordance with its agreement, the Company executed and delivered its guarantee as aforesaid, and made the Escrow Deposit. At December 31, 1998, the funds held in the Escrow Deposit by a third party were invested in U.S. Treasury obligations. This Escrow Deposit is now subject to recent settlement actions as described in Note 5 below, and as of January 29, 1999, was returned, in cash and with interest, to the Company (see Note 14 below).

     On July 10, 1997, the Company made a loan of $3.0 million to NPD (the "NPD Loan"). The NPD Loan accrued interest at 10 percent per annum, and was to be payable in full, with all accrued interest, on July 9, 1999. The NPD Loan has been secured by NPD's pledge of the ITB Shares it owned, subject to NPD's prior lien and pledge to Brennan's estate of the ITB Shares as security for NPD's obligation to pay the balance of the purchase price of the ITB Shares. NPD used the proceeds of the NPD Loan to repay an earlier loan made by an unaffiliated third party; this repayment resulted in the cancellation of an option which NPD had previously granted to the unaffiliated third party to purchase the ITB Shares. The NPD Loan is now subject to recent settlement actions as described in Note 5 below, and, as of January 29, 1999, $2.3 million had been repaid, in cash, to the Company (see Note 14 below).

     (4)  The ITB Option

     As a result of the Involuntary Petition filed against the Company, the Company was prevented from entering into a negotiated agreement which would have enabled it to purchase the ITB Shares; consequently, NPD was formed and consummated the purchase of the ITB Shares (see Note 3 above). After the dismissal of the Involuntary Petition, in order to reinstate the Company approximately to the position it would have been in as purchaser of the ITB Shares, in June 1997 the Company's Board of Directors approved an agreement in principle with NPD to finally consummate an option purchase. Thus, in August 1997, the Company purchased from NPD a one-year option to purchase the ITB Shares held by NPD (the "Option"). During 1998, the Option was extended to August 1999 by NPD (at no cost to the Company). The Option that has been held by the Company states that the Company must purchase all of the ITB Shares owned

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     by NPD at the date of any exercise, which would be from one-fourth of the ITB Shares originally purchased by NPD at a minimum, to 100 percent of these shares if no prior options were exercised. In the event that the Company were to exercise the Option, the Company would purchase the ITB Shares from NPD at the same price paid by NPD, which was $4 per share.


     The Company paid $200,000 in cash for the Option at the closing date, and also executed a note (the "NPD Note Payable") which accrued interest at 10 percent per annum and was to be payable in full, including accrued and unpaid interest, on July 9, 1999. The principal amount of the note was $2.3 million if the Company had the ability to acquire 100 percent of the ITB Shares, but would have been reduced proportionally (including accrued interest from the date of inception) by the percentage of the ITB Shares unavailable to purchase under the terms of the Option. Therefore, only one-fourth of the purchase price, and the corresponding related debt, or $425,000, and one-fourth of the potential Option right, has been reflected on the Company's balance sheet. The NPD Note Payable is now subject to recent settlement actions as described in Note 5 below. Pursuant to these settlement actions, it is anticipated that both the Option right and the related note payable obligation will be cancelled on the effective date of the Reorganization (see Note 14 below).


     (5)  The ITB Settlement

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

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     its offices), and cancels all options relating to the ITB Shares, including the Option purchased by the Company.

     On July 10, 1998, the Company, as a debtor-in-possession, filed with the Bankruptcy Court the Debtor's Motion to Approve Compromise (ITB Transaction), No. 11-97-15499-MA (the "ITB Settlement"). The ITB Settlement provides for, among other things, the Bankruptcy Court's approval of the Delaware ITB Agreement and the resolution of the NPD Claim. Specifically, the ITB Settlement results in the return of the $2.0 million Escrow Deposit (plus interest) to the Company, the cancellation of the Option and corresponding Company obligation under the NPD Note Payable, NPD's prepayment to the Company of $2.3 million of the $3.0 million NPD Loan, and NPD's contingent payment to the Company of a portion of the additional funds which may be received by NPD (or its affiliates) for the possible sale of ITB's Las Vegas real estate (which contingent funds could, in combination with the $2.3 million, exceed the $3.0 million NPD Loan owed to the Company). Two objections to the ITB Settlement were filed. On September 10, 1998, a slightly modified form of the motion was approved by the Bankruptcy Court. The ITB Settlement is contingent upon the Company's receipt of approximately $4.4 million in cash under the Delaware ITB Agreement (which has now occurred, as detailed below) and the effective date of the Company's Reorganization Plan, which is expected to be about early March 1999.

     A hearing on the Delaware ITB Agreement was held on August 25, 1998, and the judge signed a Chancery Court order approving the Agreement on October 6, and the order became effective on approximately November 6, 1998. In January 1999, the Brennan Estate signed an agreement with ITB which provides for that Estate's approval of the Delaware ITB Agreement, and the U.S. Bankruptcy Court for New Jersey further approved the agreement between the Brennan Estate and ITB. On January 28, 1999, the Delaware ITB Agreement closed, subject to the final effective date of the Company's Reorganization Plan. As consideration under the Delaware ITB Agreement, and subject to the effective date of the Reorganization as mandated in the ITB Settlement, the Company received from ITB and NPD a total of $4,446,771 in cash on January 29, 1999.

     (6)  Debentures and Exchange Offer

     Following the substantial losses incurred in the consumer used-car finance business, prior management's decision to terminate that business, and the Company's deterioration to a position of negative net worth (after which there was a change in management), the Company's viability as a going concern became dependent upon the restructuring of its obligations and asset base (and, ultimately, reaching profitability). Since the entire utilization of the Company's assets would have been insufficient to repay the outstanding Debentures when they became due, an alternative resolution was sought which would be mutually acceptable to the Company and the Debenture holders. Consequently, on October 22, 1996, the Company initiated its offer to exchange Common Stock and Preferred Stock for its outstanding Debentures (the "Exchange Offer"). After the dismissal of the Involuntary Petition, on April 8, 1997, the Exchange Offer expired, and the Company thereby issued an aggregate of 1.4 million shares of its Common Stock and 57,800 shares of its Preferred Stock in exchange for $7.2 million principal amount of Debentures. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     All outstanding principal became due on the remaining Debentures on September 19, 1997; however, this payment was not made (see Notes 1 and 2 above). The principal balance of the Debentures and interest accrued thereon at December 31, 1998, was $7.2 million and $2.3 million, respectively. Under the Reorganization Plan as confirmed by the judge on February 3, 1999, these Debentures (including accrued interest thereon) will be cancelled in exchange for cash, notes, and stock in the Reorganized Company (see Note 14 below).


     (7)  Preferred Stock

     In connection with the Exchange Offer (see Note 6 above), effective April 8, 1997, the Company issued 57,800 shares of newly created Preferred Stock with a stated value of $100 per share. Dividends are at an annual rate of 14 percent on the stated value, payable quarterly, at the option of the Company in either cash, Common Stock, Preferred Stock, or a combination thereof. Dividends must be paid on Preferred Stock before any dividends can be paid on Common Stock.

     At December 31, 1998, the Company had dividends in arrears on its Preferred Stock. In the unlikely event the Company were to pay cash dividends, the amount owed at December 31, 1998, would have been approximately $1.4 million, or $24 per share of Preferred Stock. However, in lieu thereof, the Company may pay the dividends by issuing additional shares of Preferred Stock and/or Common Stock. Additionally, under the Reorganization Plan, this Preferred Stock and any associated dividends will be cancelled in exchange for certain rights to purchase stock in the Reorganized Company (see Note 14 below).


     (8) Net Operating Loss Carryforwards

     The Company has available as of December 31, 1998, unused capital loss carry-forwards and operating loss carry-forwards that may provide future tax benefits, which expire as follows:

           Year of          Unused Capital Loss    Unused Net Operating Loss
          Expiration           Carryforwards             Carryforwards
          ----------        -------------------    -------------------------
             2001                $1,359,000               $         -
             2002                 1,023,000                         -
             2012                         -                11,460,000
             2013                         -                   220,000
             2014                         -                   560,000
                            -------------------    -------------------------
          Total                  $2,382,000               $12,240,000
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

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


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

     The Company's management believes that, after the Plan of Reorganization becomes effective, the Loss Carryforwards would be reduced by approximately $4.7 million in the bankruptcy process, and the remainder would be intact and potentially usable after bankruptcy. At a typical corporate statutory tax rate of 34%, these remaining losses can, in a valid situation, result in the cancellation of a requirement to pay approximately $2.5 million in federal income taxes, either immediately in one year, or spread out over a number of years. The requirements to utilize such loss carryforwards are very strict and limited.


     (9)  Prior Period Restatement Disclosure

     Accumulated deficit, at the beginning of 1998, has been adjusted to correct errors made in prior years. The errors relate to the incorrect calculation of intangible property tax. Had the errors not been made, net loss in the prior years would have been increased by approximately $0.2 million. The effect of the errors on prior years accumulated deficit is detailed below:

                Balance at beginning of
                 period as previously reported          ($23,320,187)
                Prior year adjustment for taxes -
                 error in calculation of intangible
                 property tax                               (162,876)
                                                       ---------------
                Balance at end of period                ($23,483,063)


     (10)  Securities and Early Redemption of IAP

     Before the Voluntary Bankruptcy Proceedings (see Notes 1 and 2 above), the Company's management had commenced negotiations with Auction Finance Group, Inc. ("AFG") regarding the possible early redemption of the Company's IAP securities. AFG is operated by the Company's former management, which purchased the Company's former IAP subsidiary in September 1996. In addition to receiving cash at closing for the full value of IAP's assets, the Company also received securities with a face value of $1.0 million.
     The securities provide for a single cash payment at the end of three years (i.e., in September 1999) for the full face value plus accrued interest or, if the payment is not made, the conversion of the securities into common stock of IAP representing 51% of IAP's total common stock after such issuance.

     IAP, started in March 1995, was unprofitable while it was part of the Company, and, according to AFG's representations (including audited financial statements), IAP remains unprofitable and has a negative net equity. If IAP were unable to make the cash payment in September 1999, it would

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     then be unlikely that a conversion of its IAP securities into a 51% ownership interest would yield the Company substantial value or cash.

     Because of the Company's need to maximize and expedite the receipt of cash for its creditors, the Company explored the possibility of an early redemption of its IAP securities by giving some discount as consideration for an immediate cash payment from AFG. An amount of $600,000, plus some partial interest, was offered by AFG, and on July 17, 1998, the Company, through its bankruptcy counsel, received a letter indicating that such funds were on deposit and ready, pending the Bankruptcy Court's approval of the transaction. On the same day, the Company filed a motion with the Bankruptcy Court [the Debtor's Motion to Approve Compromise (IAP Note)] to approve the transaction. On July 20, 1998, a Notice of Filing was filed with the Court. On August 21, 1998, the Court approved the Motion. On September 30, 1998 the IAP redemption was consummated, for which $614,560 in cash was received by the Company.

     No securities were classified as trading or held-to-maturity at December 31, 1998, or 1997. Investments held as available-for-sale securities (maturing within one to five years) are summarized as follows at December 31:

                                                1998                            1997
                                    ---------------------------     --------------------------
                                                     Corporate                      Corporate
                                    Stock Option       Debt         Stock Option      Debt
                                       (ITB)        (IAP Stock)        (ITB)       (IAP Stock)
                                    ------------    -----------     ------------   -----------
     Fair market value, beginning
      of period                     $    425,000    $         -     $    425,000   $ 1,000,000
     Permanent impairment                      -              -                -      (200,000)
                                    ------------    -----------     ------------   -----------
     Fair market value, end of
      period                        $    425,000    $         -     $    425,000   $   800,000
                                    ============    ===========     ============   ===========

     A $25,440 loss was realized on the sale of securities during the nine months ended December 31, 1998.


     (11)  Comprehensive Income

     As referenced in Note 1(b) above, the Company is now complying with Statement of Financial Accounting Standards 130, Comprehensive Income ("SFAS 130"), in the its consolidated financial statements. A primary intent of SFAS 130 is to provide a supplemental examination of income, showing Net Income adjusted by transactions and events which were not reflected in Net Income that occurred during the period, and that affected the Company's equity from non-owner sources. Typically, comprehensive income includes equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liabilities adjustments, and foreign currency transaction adjustments. On this basis, for the nine months ended December 31, 1998 and 1997, the Company's Comprehensive Income is the same as the net loss reported in the consolidated statements of operations.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     (12)  Resolution of Significant Litigation

     Living Benefits, Inc.  On September 12, 1996, before present management
     ---------------------
     took control, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits, Inc. (the "Plaintiff") [Living Benefits, Inc., a New Mexico corporation, v. AutoLend Group, Inc., a Delaware corporation (formerly known as CAPX Corporation) and LB NM, Inc., a Delaware corporation: Case No. CIV 96 0993 SC]. The complaint alleged that the Company was obligated to the Plaintiff for more than $1.6 million, with interest from June 30, 1992, for "earn-out payments" under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff also sought punitive damages for bad faith in an undisclosed amount and attorney's fees. On June 11, 1997, an Offer of Judgment was rejected by the Plaintiff. On December 30, 1997, the Plaintiff filed a claim for approximately $1.7 million, plus legal fees and punitive damages, with the Bankruptcy Court. On April 15, 1998, this suit was turned over to the jurisdiction of the Bankruptcy Court. A scheduling conference was held on September 9, 1998, and January 15, 1999, was established as the deadline for submission of exhibits and documentary evidence. The trial was held on January 20 and 21, 1999, during which the Plaintiff alleged it was owed $4.2 million (including interest and attorney's fees). Before the completion of the trial, on January 21, 1999, the Company and the Plaintiff reached a settlement for $1,525,000. Under the terms of the settlement, the Company will make this payment after the effective date of its Plan of Reorganization.


     (13)  Year 2000 Issue

     Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, a challenging problem is that many computer systems worldwide cannot properly recognize the year 2000 or years thereafter. No easy, comprehensive, technological "quick fix" has yet been developed in the United States or elsewhere for this problem. Not only might the problem affect a company's computers, but the company could also be impacted by problems at other companies, through supplier relationships, etc.

     Fortunately, the Company's present small base of operations is not heavily dependent upon computers. The Company uses accounting software on a small network and other software tools for financial reporting and word processing. Steps are being taken to test for compliance and, if necessary, upgrade computers and software within the Company. The ultimate cost for completing this process is not yet known, but management does not expect to spend more than $10,000. Testing and any necessary upgrades should be completed by August 1999. The Company has received written assurance of Y2K compliance from the outside service which maintains its portfolio of Installment Contracts Receivable. Management is reasonably confident, in general, about the Company's level of exposure. However, with the drastic scenarios worldwide discussed in the media, the Company cannot guarantee that it will not be in some way detrimentally impacted.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)


     (14)  Subsequent Events

     On January 21, 1999, a settlement of the Living Benefits litigation was reached (see Note 12 above) calling for the Company to pay $1,525,000 in cash. On January 29, 1999, the Company received $4,446,771 in cash under the Delaware ITB Agreement and the ITB Settlement (which is still subject to the effective date of the Company's Plan of Reorganization; see Note 5 above). Other significant assets and liabilities are also affected by the agreements. On February 3, 1999, at the Reorganization Confirmation Hearing, the judge confirmed the Company's Plan of Reorganization (see Notes 1 and 2 above). The effective date of the Plan should be approximately early March 1999; significant assets and liabilities are affected by the Reorganization, including the Debenture debt and cash. In total, these three events will have a substantial impact on the Company's Income Statement and Balance Sheet. Upon the effective date of the Plan, it is anticipated that the Company's net equity will be increased by approximately $4.9 million. This increase to equity includes an estimated gain of $6.2 million resulting from the retirement of Debenture debt and includes a $1.3 million operating loss associated with the ITB settlement. The gain on the retirement of Debenture debt has been estimated based on a stock value of $.02 a share as reported by the last trade dated February 4, 1999. An abbreviated proforma Balance Sheet is presented below, as if these three events (including the distribution of cash to Living Benefits and the Debenture holders) had happened at December 31, 1998.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

                    Abbreviated Consolidated Balance Sheets

                                  (unaudited)

     Pro forma, assuming Living Benefits paid, ITB Settlement finalized, and Reorganization effected


                                                         At December 31, 1998
                                                         --------------------
                     ($-000)                              Actual    Pro forma
                                                         (see p.4)
                                                         ---------  ---------

     Cash and equivalents                                $  2,292    $  1,959
     Car loan installment contracts receivable, net            64          64
     Purchased viatical policies @ est. mkt. val.             134         134
     Escrow deposit, plus accrued int. rec.                 2,140           -
     Note receivable, plus accrued interest                 3,482           -
     ITB option investment                                    425           -
     Fixed assets, net of depreciation                         20          20
     Miscellaneous other assets                                46          46
                                                         --------    --------
        Total Assets                                     $  8,603    $  2,223
                                                         --------    --------

     Accounts payable--regular                           $     60    $     60
     Accounts payable--pre-petition, frozen                    97           -
     Contingent Liabilities--reorganization                   381           -
     Accrued liabilities                                       65          65
     Debentures at face, plus accrued interest              9,477           -
     Five-year note to debenture holders                        -         624
     NPD note payable, plus accrued interest                  483           -
     Allowance for legal fees and settlement cost           1,525           -
     Miscellaneous other liabilities                          162         162
                                                         --------    --------
        Total Liabilities                                $ 12,250    $    911
                                                         --------    --------

     Stockholders' Equity/(Deficit)                       ($3,647)   $  1,312
                                                         --------    --------
        Total Liabilities and Stockholders' Equity       $  8,603    $  2,223
                                                         --------    --------


     Note:
     ----
     Excludes any cash received from stock subscriptions in the Reorganization. The ITB Settlement is included as if completed by December 31, 1998; however, it actually occurred in January, and so a small amount of additional cash was received to cover escrow interest for January; likewise, final accrued interest on the Notes Receivable and Payable will be slightly higher. The Reorganization impact is included as if finalized at December 31, 1998; actual final contingent liabilities and cash usage will be higher; final cash balance will be lower.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Operations:  Nine-month periods ended December 31, 1998, and
     1997

     The Company recorded a net loss of approximately $0.4 million for the nine-month period ended December 31, 1998. Contributing to the loss was approximately $0.5 million of non-cash accruals for various interest expenses, which would be resolved under the Company's proposed Plan of Reorganization. As further explained below, general and administrative expenses have been substantially reduced. Additionally, these reported income results do not reflect the return of principal with respect to the Installment Contracts Receivable portfolio. The net result is that total cash on hand increased over the nine-month period by approximately $1.5 million, to a total of approximately $2.3 million at December 31, 1998 (which represents an increase of about $1.7 million since the Company filed for bankruptcy and is almost four times the amount on hand at that filing in late September 1997).

     Revenues from Installment Contracts Receivable (consumer used-car loans) were approximately $0.1 million during the nine months ended December 31, 1998, which represented a $0.4 million decrease compared to the $0.5 million realized during the nine months ended December 31, 1997. This decrease is a result of the reduced size of the Company's portfolio of those loans; the Company ceased purchasing new loans in December 1995, and as loans are paid in full or written off, the portfolio decreases in size. The cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level of $18,000 per quarter.

     Net viatical revenues realized from Policies in the nine months ended December 31, 1998, were $0.3 million, as compared to de minimis revenues in the nine months ended December 31, 1997. The increase was due to the maturity of 4 policies. The Company generally ceased purchasing Policies after September 1994 and, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of 11 Policies will be irregular, depending primarily upon the timing of mortality of the insured.

     General and administrative expenses were $1.0 million during the nine months ended December 31, 1998, which represented a reduction of $0.9 million, or 48%, compared to the $1.9 million expended during the nine months ended December 31, 1997. This decrease resulted primarily from a $0.6 million reduction in overhead expenses and a $0.3 million decrease in the cost of administering and collecting the portfolio of Installment Contracts Receivable (which is included in general and administrative expenses). (These amounts exclude the $0.3 million in post-Chapter 11 reorganization costs.)

     Provisions for credit losses in connection with the portfolio of Installment Contracts Receivable for the nine months ended December 31, 1998 represents a net recovery of previously charged off loans in excess of current period provisions of $0.3 million. This is compared to a net provision of $30,000 for the nine months ended December 31, 1997. This improvement of $0.3 million was primarily the result of collections on old loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.
                                  (continued)


     Operating losses for the nine months ended December 31, 1998, were $0.3 million, compared to losses of $1.4 million for the nine months ended December 31, 1997. In total, the $1.1 million reduction in operating losses was primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.9 million and the recovery of bad debt of $0.3 million, which were partially offset by a $0.2 million decrease in total net revenues.

     The impact of non-operating items for the nine months ended December 31, 1998 was a net $0.2 million income, compared to a non-operating loss of $3.6 million for the nine months ended December 31, 1997. The $0.2 million income for the present period was primarily due to a viatical policy write-down recapture of $0.5 million, plus interest income of $0.3 million, partially offset by $0.6 million in accrued interest expense. The $3.8 million improvement of the present period over the prior period is primarily due to the non-recurring $6.3 million debenture conversion charge in the prior period (which was partially offset by a $3.2 million gain on early extinguishment of debt), the $0.5 million viatical policy write-down recapture in the present period, and a $0.2 million reduction in accrued interest expense.

     In addition to the above, for the nine months ended December 31, 1998, the Company incurred $0.3 million in reorganization costs related to the bankruptcy proceedings. There were no reorganization costs in the prior period.

     The net effect of all of the foregoing was a net loss of $0.4 million, or $0.07 per share, for the nine months ended December 31, 1998. The net loss for the same period last year was $5.1 million, or $0.84 per share. The decrease in net loss of $4.7 million was attributable primarily to a combination of the following items. During the nine months ended December 31 1997, the Company recorded a non-cash charge for Debenture conversion of $6.3 million offset by a $3.2 million gain on early extinguishment of debt in connection with Debentures repurchased. During the nine months ended December 31, 1998, operating losses were reduced by $1.1 million. The Company realized a recapture on insurance policy write-downs of $0.5 million, and accrued interest expense decreased by $0.2 million as compared to the same period last year. These items were partially offset by 0.3 million in reorganization costs in the present period.


     Results of Operations:  Three-month periods ended December 31, 1998, and
     1997

     Revenues from Installment Contracts Receivable (consumer used-car loans) were approximately $18,000 during the three months ended December 31, 1998, which represented a $0.1 million decrease compared to the $0.1 million realized during the three months ended December 31, 1997. This decrease is a result of the reduced size of the Company's portfolio of those loans.

     No revenues were realized from viatical Policies in the three months ended December 31, 1998, as compared to de minimis net revenues in the three months ended December 31, 1997. Future net revenues from the remaining portfolio of 11 Policies will be irregular, depending primarily upon the timing of mortality of the insured.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.
                                  (continued)


     General and administrative expenses were $0.3 million during the three months ended December 31, 1998, which represented a reduction of $0.2 million, or 47%, compared to the $0.5 million expended during the three months ended December 31, 1997. This decrease resulted primarily from a $0.1 million reduction in overhead expenses, and a $0.1 million decrease in the cost of administering and collecting the portfolio of Installment Contracts Receivable. (These amounts exclude the $72,000 in post-Chapter 11 reorganization costs.)

     Provisions for credit losses in connection with the portfolio of Installment Contracts Receivable for the three months ended December 31, 1998 represent a $87,000 recovery of bad debt, as compared to $30,000 in provisions for the three months ended December 31, 1997. This improvement was primarily the result of collections on old loans which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

     Operating loss for the three months ended December 31, 1998 was $0.2 million, compared to an operating loss of $0.4 million reported for the three months ended December 31, 1997. In total, the $0.2 million improvement in operations was primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.2 million, and a $0.1 million recovery of bad debt, which were partially offset by a $0.1 million decrease in net revenue.

     Non-operating loss for the three months ended December 31, 1998 totaled $0.2 million, compared to a non-operating loss of $0.2 million for the three months ended December 31, 1997. The loss for the present period was primarily due to accrued interest expense and other miscellaneous expense.

     In addition to the above, for the three months ended December 31, 1998, the Company incurred $72,000 in reorganization costs related to the bankruptcy proceedings. There were no reorganization costs in the prior period.

     The net effect of all of the foregoing was a net loss of $0.4 million, or $0.07 per share, for the three months ended December 31, 1998. The net loss for the same period last year was $0.6 million, or $0.09 per share. The decrease in net loss of $0.2 million was attributable primarily to a combination of the following items. General and administrative expenses decreased by $0.2 million during the three months ended December 31, 1998, bad debt recoveries were $0.1 million better. These improvements were partially offset by a $0.1 million decrease in net revenues.

     Liquidity and Capital Resources

     The Company's immediate viability as a going concern depends on restructuring its obligations and, ultimately, forming a profitable line of business. At December 31, 1998, the Company had cash and cash equivalents of approximately $2.3 million, and total liabilities exceeded total assets
     1.4 to 1. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization (see Notes 1 and 2 to the Company's Consolidated Financial Statements). The Company expects to emerge from Chapter 11 as a restructured, viable entity. On February 3,

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.
                                  (continued)


     1999, the Company's Reorganization Plan was confirmed by the Bankruptcy Court; this Confirmation should be effective early March. At that point, the Company will have a positive net equity.

     Cash flows from operations were a positive $0.9 million for the nine months ended December 31, 1998. This compares to a negative cash flow from operations of $0.7 million for the nine months ended December 31, 1997.
     The improvement of $1.6 million is primarily due to reduced cash expenditures for legal, professional, and consulting services of $1.1 million, the receipt of $1.1 million in viatical policy payouts, reduced cash expenditures for Directors' and Officers' liability insurance of $0.4 million, and a reduction in cash payroll of $0.3 million, all of which were partially offset by a reduction of $1.0 million in Installment Contracts Receivable receipts and the expenditure of $0.3 million on reorganization under the bankruptcy.

     The portfolio of Installment Contracts Receivable at December 31, 1998 was $0.2 million (excluding receivables for which the underlying collateral was repossessed or charged off, and before the effect of reserves). The portfolio consisted of 42 active used-car loans, of which approximately 31% (on a dollar-weighted basis) are thirty days or more past due. The Company commenced purchasing these Installment Contracts Receivable in May 1994, and ceased purchases on December 22, 1995. Future revenues from this portfolio will, in general, decline from their present level as the loans mature and the portfolio thus diminishes.

     The Company's portfolio of unmatured viatical insurance Policies consisted of 11 policies at December 31, 1998, having a combined face value of approximately $0.9 million and a net book value of approximately $0.1 million. The Company recognized $0.3 million in net revenue and a $0.5 million recapture on insurance policy write-downs from 4 Policies during the nine months ended December 31, 1998. The Company generally ceased purchasing new Policies as of September 1994. Receipt of revenues from these Policies will be irregular, depending upon the timing of the mortality of the insured.

     Cash flows provided by investing activities were $0.6 million for the nine months ended December 31, 1998, as a result of the IAP securities redemption. This compared to cash used by investing activities for the nine months ended December 31, 1997 of $5.2 million, which was the result of funding the Escrow Deposit, the loan to NPD, and the purchase of the ITB Option in 1997. On January 29, 1999, the Company received $4.4 million in additional cash; see Notes 5 and 14 to the Consolidated Financial Statements.

     There were no cash flows from financing activities during the nine months ended December 31, 1998, as compared to $5.7 million in cash used by financing activities during the nine months ended December 31, 1997, which was the result of the redemption of Debentures during 1997.

     In summary, because of the foregoing factors, the Company's cash and cash equivalents increased by approximately $1.5 million during the nine months ended December 31, 1998, to a total of $2.3 million at December 31, 1998. This increase was due to the positive cash flow from operations and the sale of the IAP securities. In comparison, for the nine months ended December 31, 1997, there was an $11.7 million decrease in cash equivalents, largely due to the buyback of Debentures, the loan to NPD, the funding of the Escrow Deposit, the purchase of the

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.
                                  (continued)


     ITB Option, and an operating deficit. Additionally, as mentioned above, on January 29, 1999, the Company received $4.4 million in cash, increasing its cash balances on hand to over $6 million.


     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES



                          Part II:  Other Information

Item 1. Legal Proceedings.

First National Bank of Clifton Forge v. AutoLend. On August 6, 1998, a Motion for Judgment was filed in the Circuit Court of Allegheny County, Virginia, Case No. CL98-43. The Motion sought up to $54,000 in compensatory damages and up to $75,000 in punitive damages for alleged actions that took place between May 1995 and August 1997, involving car loans and the Company's former subsidiary, AutoLend IAP, Inc. The Company learned of this Motion on September 1, 1998, and before that was unaware of the underlying issues. The Company believes it was improperly named as the defendant. On January 6, 1999, an order dismissing the Motion was approved by the Circuit Court, at no cost to the Company.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.


Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

     27 - Financial Data Schedule

(b)  Reports on Form 8-K.

     None

                    AUTOLEND GROUP, INC., AND SUBSIDIARIES


                                  SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the following duly authorized persons.

     AUTOLEND GROUP, INC.
     (Registrant)

     SIGNATURE                           TITLE                    DATE
     -------------------------           -----                    ----



     /s/ Nunzio P. DeSantis        Chairman of the Board,      February 12, 1999
     ----------------------        Chief Executive Officer
     Nunzio P. DeSantis



     /s/ Jeffrey Ovington          Executive Vice President    February 12, 1999
     --------------------          (principal accounting and
     Jeffrey Ovington              financial officer)