Form 10-K405
period 1999-03-31
AUTOLEND GROUP INC
filed 1999-06-29
CIK 851697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934
                    for the fiscal year ended March 31, 1999
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
  Common Stock, $.002 par value                        None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No    .
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the Registrant's Common Stock was zero at June 28, 1999. In connection with the registrant's plan of reorganization as confirmed by the Bankruptcy Court on February 3, 1999, and which became effective on March 5, 1999, the registrant's Common Stock was canceled. The plan includes a proposal under which new Common Stock of the Registrant may be issued. See "Item 1. Business."

There was no market value of the voting stock of the registrant held by nonaffiliates of the registrant on June 28, 1999.

There are no documents incorporated herein by reference.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed
by a court.  Yes  X    No
                 ---      ---

                               TABLE OF CONTENTS
                                                                            Page
Part I

     Item 1.  Business....................................................... 1
     Item 2.  Properties..................................................... 6
     Item 3.  Legal Proceedings.............................................. 6
     Item 4.  Submission of Matters to a Vote of Securities Holders.......... 8
Part II
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters............................................ 8
     Item 6.  Selected Financial Data........................................ 10
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 12
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk..... 19
     Item 8.  Financial Statements and Supplementary Data.................... 19
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................ 19
Part III
     Item 10.  Directors and Executive Officers of the Registrant............ 20
     Item 11.  Executive Compensation........................................ 21
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management......................................... 22
     Item 13.  Certain Relationships and Related Transactions................ 22
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K........................................... 23
Signatures................................................................... 25

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                          FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors inherent in the consummation of any plan in a Chapter 11 bankruptcy case; e.g., the perceived difficulties from the Company's bankruptcy that could adversely affect its existing and proposed operations and other difficulties relating to its Chapter 11 bankruptcy; and the risks relating to the operation of a gaming business which forms a significant part of the Company's Plan of Reorganization. From time to time, AutoLend Group, Inc. may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                                     Part I


ITEM 1.  BUSINESS.

General

AutoLend Group, Inc. (the "Company"), is a holding company headquartered in Albuquerque, New Mexico. The Company is currently winding down two businesses and starting up a third. The Company primarily operates through its subsidiaries, which are:

   AutoLend Corporation, which maintains a residual portfolio of sub-prime consumer used-car loan contracts purchased from used-car dealers. AutoLend Corporation ceased purchasing these loans in December 1995. The portfolio of loans at March 31, 1999, was $0.1 million before reserves and consisted of 25 active accounts.

   American Life Resources Group, Inc., and LBNM, Inc., which maintain portfolios of unmatured life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements. These subsidiaries ceased purchasing these policies in September 1994. The 10 remaining policies had an aggregate face value of $0.8 million and a net book value of $0.1 million on March 31, 1999.

Since the sale in September 1996 of another subsidiary which provided short-term "floor" financing to used-car dealers, the Company's activities have been concentrated on developing a new gaming business (which is now a division of AutoLend Group, Inc., under the name of Kachina Gaming); resolving certain obligations and litigation associated with former operations; collecting amounts due from the outstanding used-car loans; collecting proceeds from the viatical policies; and resolving the bankruptcy.

As a result of the Company's inability to make repayment on, and resultant default against, its outstanding Debentures due September 19, 1997, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. The Company has since been operating its business under the jurisdiction and supervision of the Bankruptcy Court. Under Chapter 11, claims against the Company in existence before the filing of the bankruptcy petition have now been resolved, via the Bankruptcy Court's confirmation of the Company's Plan of Reorganization, which became effective March 5, 1999. As a result, the Company now has a positive net equity, and is freely operating in accordance with its Plan.


Events Leading Up to the Company's Bankruptcy

The losses that forced the Company into bankruptcy were caused primarily by the business the former management initiated and operated; i.e., purchasing and maintaining a portfolio of sub-prime consumer car loan contracts. New management significantly reduced overhead expenses, including reducing the number of employees and moving the headquarters from Miami Beach, Florida, to Albuquerque, New Mexico. Other actions also improved the Company's financial condition, including an exchange offer of our old Common and Preferred Stock for our outstanding Debentures, purchasing some Debentures at a discount on the open market, and resolving the expensive lease of the Miami Beach office space.

In the twelve months between taking control in September 1996 and the Debenture repayment due date of September 1997, the new management had successfully eliminated two-thirds of the Debenture debt that had been outstanding when they took control. However, on September 19, 1997, the remaining principal balance (plus all accrued interest) of the Debentures became due and payable, requiring a cash disbursement on that date of approximately $8.6 million, which was still above the Company's capabilities. Therefore, on September 22, 1997, the Company filed a voluntary petition for reorganization.


The Resolution of the Bankruptcy

The Company filed its first Disclosure Statement and Plan of Reorganization (jointly, the "Plan") in January 1998. The Disclosure Statement (as subsequently amended) was approved by the Bankruptcy Court in September 1998, and the Plan was mailed to creditors and interest holders in October. They approved our Plan by vote, which was completed in December 1998. The Confirmation Hearing was held on February 3, 1999, wherein the Bankruptcy Court confirmed the Plan, which then became effective on March 5, 1999. At that point, the Company gained a positive net equity resulting from the restructuring of the Company's assets and liabilities in accordance with the Plan of Reorganization. Thus, the Company is no longer classified as a "debtor-in-possession," and is no longer required to file monthly reports with the Bankruptcy Court. The Company has adopted fresh-start reporting as described in "Item 1: Business - Fresh-Start Reporting," and is presently freely operating in accordance with its approved Plan of Reorganization.


Plan of Reorganization

The material features of the Company's Plan of Reorganization provide for the cancellation of the $7.2 million principal of convertible subordinated Debentures and accrued interest thereon, and all of the equity securities as of March 5, 1999. Unsecured creditors have now received payments for 100 percent of their allowed claims.

The holders of the Debentures will receive approximately 1.0 million shares of the Company's Common Stock, $3.0 million in cash, and non-interest bearing, uncollateralized notes totaling $0.6 million, payable in five annual payments. The Company is presently in the final stages of verifying the appropriate disbursements to be made for these Debentures. The appropriate cash has been escrowed for these forthcoming payments. The Company made the first distributions related to the Debenture obligation of approximately $1.8 million during June 1999 and anticipates distributions being substantially completed by the end of July 1999.

The holders of the canceled Common and Preferred Stock have the right to purchase defined amounts of new shares of Common Stock during certain periods beginning on the effective date of the Company's final S-1 Registration Statement (see "The Offering" below). The price per share of the new Common Stock is $1.00. The holders of the Company's Class A and B Warrants and Options have a 12-month period beginning March 5, 1999, to purchase the same number of shares of Common Stock as originally provided for under the Warrants or Options, at $4.00 per share. We expect that only a portion of the additional shares as described above will actually be purchased by existing equity holders, resulting in projected total Common Stock outstanding of from 1.5 million to 9.0 million shares. This would result in a total new equity (before the impact of any interim operating results) from $0.5 million to $8.0 million.


The Offering

A Registration Statement on Form S-1 (the "Registration Statement") was filed on June 8, 1999, with the Securities and Exchange Commission (the "SEC") to register the shares of our new Common Stock to be issued in connection with the Plan of Reorganization. This Registration Statement is still subject to the normal review process by the staff of SEC and upon completion of such review, these shares may be issuable under the terms of the Plan of Reorganization. Pursuant to the Plan of Reorganization, which has been clarified to conform to the offering as more fully described in the Company's Registration Statement, the Company is offering shares of new Common Stock (the "Offering") to holders of old Common and Preferred Stock and Class A and B Warrants, Options, and Debentures, all of which were canceled on March 5, 1999, under the Plan of Reorganization.

Specifically, the offering will include 1,040,000 shares of new Common Stock for Debenture holders; up to 6,079,530 shares of new Common Stock for holders of old Common Stock; up to 5,780,000 shares of new Common Stock for holders of old Preferred Stock; up to 2,663,500 shares of new Common Stock for holders of old Class A and B Warrants; and up to 3,660,000 shares for holders of old Options.
A total of up to 19,223,030 new shares of Common Stock may be issued and outstanding. However, the Company estimates that between 1.5 and 9.0 million shares only will be issued as a result of the offering, depending upon the number of shares subscribed for. Holders of old Common Stock and/or old Preferred Stock must pay $1.00 per share for any new Common Stock. These holders have approximately 60 days following the final issuance of the Registration Statement in which to elect their purchase. Holders of old Warrants and/or Options have until March 4, 2000, to buy new Common Stock at $4.00 per share. For a more complete description, refer to the Registration Statement. The 1,040,000 shares of issuable new Common Stock have been accounted for as outstanding as no further consideration for this stock will be received pursuant to the Plan of Reorganization.

Pursuit of Controlling Interest in ITB is Terminated

In October 1996, shortly after new management assumed control of the Company and in connection with the pursuit of a new business, the Company entered into negotiations to directly purchase an approximately 25% equity interest (the "ITB Shares") in International Thoroughbred Breeders, Inc. ("ITB"). At that time, ITB was listed on the American Stock Exchange and owned and operated Garden State Park and Freehold Raceway in New Jersey, as well as the former El Rancho Casino property in Las Vegas, Nevada. ITB was much larger than the Company, with a net equity of approximately $75.0 million, annual revenues of approximately $68.0 million, and approximately 700 employees subject to seasonal variations (according to ITB's then most recent Form 10-Q and Form 10-K).

However, because of the involuntary bankruptcy petition filed against the Company, which was dismissed effective April 7, 1997, the Company was prevented from consummating the purchase. As an alternative to the Company's acquisition of the ITB Shares, Nunzio P. DeSantis (the Company's Chairman and Chief Executive Officer) and Anthony Coelho (a former Director of the Company) formed NPD, Inc. ("NPD") to purchase the ITB Shares. In connection with its purchase, which was effective January 15, 1997, NPD was granted the right to appoint a majority of the Directors of the Board of ITB.

Concurrently with its formation, NPD had agreed to grant the Company the right to purchase the ITB Shares from NPD later at the same price NPD had agreed to pay for the ITB Shares. In August 1997, NPD granted the Company an Option to purchase the ITB Shares for $4.00 per share. As consideration for this Option, which was to expire on August 29, 1999, the Company paid NPD $0.2 million and issued a contingent note for $2.3 million. This note accrued interest at 10 percent per annum and was to be due July 9, 1999.

In a related transaction, the Company loaned $3.0 million to NPD. This loan accrued interest at 10 percent per annum and was payable on July 9, 1999. It was secured by the ITB Shares, subject to a prior lien to the seller of the ITB Shares as security for NPD to pay the balance of the purchase price for the ITB Shares. The Company also guaranteed up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price to the seller of the ITB Shares and deposited $2.0 million into a cash collateral account to secure the guarantee.

On June 5, 1998, the Company filed an adversary claim with the New Mexico Bankruptcy Court against NPD. The NPD claim sought, among other things, the return of the $2.0 million escrow deposit (plus interest), NPD's payment of the $3.0 million NPD loan (plus interest), the cancellation of the Option, and the corresponding cancellation of the Company's obligations under the NPD note. The Company was also involved in litigation concerning ITB in Delaware Chancery Court. It addressed many issues outside the scope of the Company's concern, but included the foregoing issues in the New Mexico Bankruptcy Court.

In September 1998, the Bankruptcy Court approved a settlement of the New Mexico NPD adversary case, and, in October 1998, the Chancery Court approved a settlement in the Delaware ITB case. In connection with these settlements, the Company's Option to purchase the ITB

Shares and the $0.4 million ($2.3 million contingent) note payable to NPD were canceled; the $2.0 million escrow deposit (plus interest) was returned to the Company; and $2.3 million of the $3.0 million loan made to NPD was paid to the Company. This cash, totaling $4.4 million, was received on January 29, 1999. As a result, the Company recognized a loss associated with this transaction of approximately $1.4 million during 1999. This loss, however, does not recognize the potential offsets that may result from the Company's rights to receive a portion of the funds that NPD may receive from the possible sale of ITB's Las Vegas real estate. Pursuant to the settlement agreement, the Company has assumed ITB's office lease in Albuquerque. Effective with the confirmation of the settlement, and with the exception of the potential receipt of funds from a sale of the Las Vegas real estate, the Company has no further relationship with ITB. Similarly, and with the same exception, the Company has no further legal or financial relationship with NPD.


Proposed New Business

The Company has been considering various prospects to develop a new business suitable for our situation. In general, any new business development is difficult. The Company's particular realities impose significant constraints that make this undertaking even more difficult. These constraints include the following: the need for an immediate positive cash flow; the need to acquire the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; and, the requirement that, after launch, the business will not need a significant capital investment.

The Plan of Reorganization involves developing a new business that consists primarily of providing gaming devices and gaming machines for certain non-profit fraternal organizations in New Mexico. In 1997, the New Mexico Legislature passed the "Gaming Control Act." The Company proposes to provide, supply, and service gaming devices as described in the Gaming Control Act, and the business would be regulated by the New Mexico Gaming Control Board as described in the Gaming Control Act. As of June 18, 1999, legalized gaming in non-profit organizations has not yet begun in New Mexico; it is presently anticipated that this will begin in the next 30 to 90 days. The Company has commenced its efforts in this arena, doing business as Kachina Gaming, which has been organized as a Division of AutoLend Group, Inc. In connection with these efforts, the Company has hired a Vice President of Gaming Development and Marketing.

The Company's management believes it can obtain the proper licenses, gaming machines, and contracts with non-profit organizations to make this business viable, and which will allow the Company to meet its obligations. In this regard, the Company has made application to the New Mexico Gaming Control Board for licensure as a distributor. Additionally, the Company has signed a number of contingent contacts with fraternal organizations, whereby the Company would supply gaming machines to licensed operators. The Company is also holding discussions with several licensed gaming machine manufacturers with respect to obtaining such machines. In as much as no distributors have yet commenced such licensed operations in New Mexico, and no fraternals have yet commenced regulated gaming here, potential operating results are unknown, and thus the Company cannot promise success in this venture.


Fresh-Start Reporting

In accordance with Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company has adopted fresh-start reporting as of March 5, 1999, which gives effect to its emergence from Chapter 11 and reorganization at that time. The Company's Consolidated Financial Statements, included elsewhere in this Form 10-K, provide information regarding the Company's Chapter 11 process and adoption of fresh-start reporting.


Employees

As of June 28, 1999, the Company and its subsidiaries had six full-time employees. The Company believes its relations with its employees are good.


ITEM 2.  PROPERTIES.

On August 8, 1997, the Company relocated its principal executive offices from 215 Central NW to 600 Central SW, Albuquerque, New Mexico. This space was being leased from ITB on a month-to-month basis. However, with the consummation of the settlements referred to in "Item 1. Business - Pursuit of Controlling Interest in ITB is Terminated," the Company assumed the ITB lease. The lease terminates on July 31, 2002, and the lease payments are $9,935 per month. Beginning August 1, 1999 and each August 1 thereafter, the lease payments may be adjusted according to any changes in the Consumer Price Index. The Company believes the office space is adequate to meet its needs.

Rent expense for operating leases was approximately $28,000 for the fiscal year ended March 31, 1999, compared to $14,000 for the fiscal year ended March 31, 1998, and $179,000 for the fiscal year ended March 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS.

On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits, Inc (the "Plaintiff"). The complaint alleged that the Company was obligated to the Plaintiff for more than $1.6 million, with interest at 8.75 percent from June 30, 1992, for "earn-out payments" under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff was also seeking punitive damages for bad faith in an undisclosed amount and attorney's fees. On December 30, 1997, the Plaintiff filed a claim for approximately $1.7 million, plus legal fees and punitive damages, with the Bankruptcy Court. On April 15, 1998, this suit was turned over to the jurisdiction of the Bankruptcy Court. The trial began on January 20, 1999. On January 21, 1999, the Company and the Plaintiff reached a settlement whereby the Company would pay the Plaintiff $1,525,000. This payment was made on March 9, 1999.

On February 16, 1999, the Company was notified by its counsel that it is subject to an investigation by the Securities and Exchange Commission (the "SEC") in connection with certain activities that took place between September 1996 and September 1997. The Company has cooperated fully with the staff of the SEC to aid their understanding of the matters of concern. In this regard, the Company has provided extensive documentation and has made its executives available for depositions. The Company is unaware of any further requirements with respect to this issue at this time.

The Company is also involved in the following routine litigation incidental to the Chapter 11 Bankruptcy Case:

On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On June 4, 1999, a Motion to Approve Compromise (the "Motion") was filed to resolve this adversary claim. The deadline for receipt of objections to the Motion is June 28, 1999. The Company has received no notification of any objections as of June 23, 1999. The Motion proposes cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of furniture, equipment, and leasehold improvements valued at approximately $278,000; the transfer of equity securities with a value of at least $500,000 by Mr. DeSantis to the Company; and, the indemnification of Mr. DeSantis by the Company from liability under a Non-Compete Agreement between Mr. DeSantis and a third party, dated March 1995.

On July 14, 1998, the Company filed an adversary claim against Jeffrey Ovington to recover certain payments made to him. The complaint seeks the possible return of up to $100,000. A motion to dismiss this claim was filed, and no objection was received. This claim was dismissed by the Court effective June 17, 1999.

On July 14, 1998, the Company filed an adversary claim against Vincent Villanueva (a former board member of the Company) to recover certain payments made to him. The complaint seeks the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed. The deadline for receipt of objections to the motion has past with no objections filed. The Company anticipates this claim will be dismissed in July of 1999.

On August 24, 1998, the Company filed an adversary claim against Cozen & O'Connor, a Philadelphia-based law firm, to recover certain payments. The complaint sought the possible return of up to $564,000. On March 4, 1999, a motion was filed to settle this claim by virtue of the elimination of accounts payable due by the Company to Cozen & O'Connor of $38,896 was filed. The deadline for objections has passed, and an order was entered by the Court approving this settlement on March 21, 1999.

On August 24, 1998, the Company filed an adversary claim against Standard Capital Group, Inc., a California corporation, to recover certain payments. The complaint sought the possible return of up to $189,000. This claim was settled, after due notice by approval of the Bankruptcy Court on May 27, 1999; in connection therewith, the Company has received payment of $37,200.

On November 24, 1998, the State of Florida Department of Revenue asserted a tax claim under Chapter 199 of the Florida Statutes for the period June 30, 1994 through June 30, 1998 for Intangible Tax of $668,531, and a claim under Chapter 220 for the period March 31, 1993 through March 31, 1997 for Corporate Income Tax of $42,751. The claim will be litigated in Bankruptcy Court if it cannot be settled. The Company has accrued an amount that it deems appropriate, that is far less than the asserted tax claim, based on a recalculation of the tax according to the Florida Tax Laws and is proceeding, in accordance with the confirmed Plan of Reorganization to liquidate the claim. The Company is currently unable to predict with any degree of certainty the final resolution of the matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                                    Part II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On March 5, 1999, the Plan of Reorganization became effective, and all of the Company's outstanding Common Stock, Preferred Stock, and Class A and B Warrants ceased to exist. Afterwards, the new Common Stock offered will be issued. As full or partial consideration for the extinguishment of their pre-petition Debenture rights, 1,040,000 shares will be issued to Debenture holders. Additionally, other shares may be issued under the per-share subscriptions defined in the Plan of Reorganization, as follows:

                                              No. of Shares Issuable
                                                  (In Thousands)
                                     ------------------------------------------

                                                                     Estimated
                                   Minimum           Maximum         Low Range
                                -------------     -------------    -------------


Holders of Old Common Stock           0                6,080             533
Holders of Preferred Stock            0                5,780             100
                                -------------     -------------    -------------
          Total at $1.00              0               11,860             633
          per share
                                -------------     -------------    -------------


Holders of Warrants                   0                2,663              0
Holders of Old Options                0                3,660              0
                                -------------     -------------    -------------
          Total at $4.00              0                6,323              0
          per share
                                -------------     -------------    -------------


Paid Total                            0               18,183             633
                                =============     =============    =============




NOTES:  (1)  The above excludes the 1.0 million shares to be issued to the
             Debenture holders.
        (2) After the subscriptions are completed, unissued shares from this offering will total between zero and 18.0 million (and would be 17.6 million shares if the "estimate" above proves to be correct).

Historically, the Company's Common Stock traded under the symbol "AUTL" in the over-the-counter market on the Electronic Bulletin Board. Until May 21, 1996, the Common Stock and Class A Warrants were quoted on the Nasdaq Smallcap Market under the symbols "CARS" and "CARSW," respectively. On that date, the Common Stock and the Class A Warrants were delisted from the Nasdaq Smallcap Market because of the Company's failure to meet minimum net equity eligibility criteria for continued listing. The Common Stock was also listed on the Boston Stock Exchange under the symbol "OTO" until August 20, 1996, when it was also delisted for failure to meet that exchange's minimum net equity requirements.

The following table states for the periods indicated the range of high and low bid prices for the Common Stock and the Class A Warrants as reported on the Electronic Bulletin Board. As noted above, the old Common Stock was canceled on March 5, 1999, and the following does not necessarily represent any trading pattern that may develop for the new Common Stock issued. There were no trades of the Preferred Stock during the fiscal year ended March 31, 1999, and, therefore, they have not been reflected in the schedule below. The prices reflect inter-dealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.



                                                Common Stock    Class A Warrants (1)
                                              ---------------   --------------------
                                                 High    Low       High      Low
                                                 ----    ---       ----      ---

  Fiscal Year ended March 31, 1998:

  Quarter ended June 30, 1997                   $0.56  $0.19      $0.01     $0.01
  Quarter ended September 30, 1997               0.22   0.05      --(2)     --(2)
  Quarter ended December 31, 1997                0.15   0.01      --(2)     --(2)
  Quarter ended March 31, 1998                   0.10   0.01      --(2)     --(2)

  Fiscal Year ended March 31, 1999:

  Quarter ended June 30, 1998                    0.07   0.01      --(2)     --(2)
  Quarter ended September 30, 1998               0.06   0.01      --(2)     --(2)
  Quarter ended December 31, 1998                0.03   0.01      --(2)     --(2)
  Quarter ended March 31, 1999                   0.10   0.01      --(2)     --(2)

  (1) Each Class A Warrant entitled the registered holder thereof to purchase one share of Common Stock and one Class B Warrant through January 31, 1998, at an exercise price of $4.00 subject to adjustment. Each Class B Warrant entitled the registered holder thereof to purchase one share of Common Stock from the date of issuance through January 31, 1998, at an exercise price of $7.00 subject to adjustment. The Class A and Class B Warrants were due to expire on January 31, 1998, when the Company was under the restrictions of the Chapter 11 Bankruptcy Proceeding and was thus unable to address the issue of extending their expiration date. The Company also granted Warrants to individuals to purchase 25,000 Common Shares at $3.00 per share through March 11, 2001, and 20,000 Common Shares at $12.25 through September 18, 2001 The Plan of Reorganization includes provisions for treatment of the Warrants, as described herein; specifically all warrants expire on March 4, 2000, and are exercisable at $4.00.

  (2)  There were no reported trades of Class A Warrants during these periods.

At March 4, there were 6,079,530 shares of Common Stock outstanding and 80 holders of record. As of March 5, 1999, all outstanding shares of Common Stock were cancelled pursuant to the Plan of Reorganization. However, these old shares continue to trade, as they now confer (modified) rights as prescribed in the Plan of Reorganization.

The Company has paid no dividends on its Common Stock. The Company presently intends to retain any earnings to finance the development of its future business as approved in the Plan of Reorganization.


ITEM 6.  SELECTED FINANCIAL DATA.

On September 22, 1997, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico. On February 3, 1999, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization, which became effective on March 5 1999. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999.

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended March 31, 1999, is being compared to 1998 since the results of operations are comparable except for the extraordinary item in 1999, which resulted from the implementation of the Plan of Reorganization.

The following selected financial data of the Company for the fiscal years ended March 31, 1999, 1998, 1997, 1996, and 1995 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.



                                                                            Fiscal Years Ended March 31:
                                                        ---------------------------------------------------------------------
                                                                      In Thousands (except earnings per share)

                                                               1999           1998          1997          1996         1995
                                                        ----------------  -----------  ------------  ------------  ----------


Statement of Operations Data:
-----------------------------

Finance charges on installment contracts                        $   117      $   588      $  1,671      $  7,808      $ 2,719
Net revenue from matured insurance policies                         248            9           404           542        6,678
                                                        ---------------------------------------------------------------------
Total net revenues                                              $   365      $   597      $  2,075      $  8,350      $ 9,397
                                                        =====================================================================


Operating earnings/(loss), including
      loan loss provisions                                      $  (998)     $(1,469)     $ (7,402)     $(10,404)     $ 1,190
Net interest income/(expense)                                      (272)        (571)       (1,816)       (2,687)      (4,531)
Write-off of assets and accrual of expenses related
       to the consumer loan and viatical businesses                 (69)        (132)       (2,109)            -            -
Insurance policy write-down recapture                               536            -             -             -            -
Realized gains/(losses) on sales of marketable
securities                                                            -            -             -             1       (1,649)
Tax offset to loss                                                    -            -            86         4,936            -
Miscellaneous other income/(expense), net                            45          (38)         (461)          (27)          28
                                                        ---------------------------------------------------------------------


Results of operations, including interest expense,
       before debenture conversion charge                          (758)      (2,210)      (11,702)       (8,181)      (4,962)

Non-cash debenture conversion charge                                  -       (6,261)            -             -            -
                                                        ---------------------------------------------------------------------


Net loss before bankruptcy reorganization expenses,
      discontinued operations, extraordinary items,
      and cumulative effect of change in
      accounting principle                                         (758)      (8,471)      (11,702)       (8,181)      (4,962)
Bankruptcy reorganization expenses                                 (492)        (212)            -             -            -
Loss on settlement ITB/NPD                                       (1,368)           -             -             -            -
                                                        ---------------------------------------------------------------------

Net loss before discontinued operations
   extraordinary items, and cumulative effect of
   change in accounting principle                                (2,618)      (8,683)      (11,702)       (8,181)      (4,962)
Discontinued operations:
      Earnings/(loss) from operations of
            discontinued subsidiary                                   -            -          (153)          (48)         (68)
      Gain on sale of subsidiary                                      -            -           320             -            -
Extraordinary items:
  Gain as result of reorganization                                5,342            -             -             -            -
  Net gain on early extinguishment of debt                            -        3,172             -         7,307        2,030
Cumulative effect of change in accounting principle                   -            -             -           177            -
                                                        ---------------------------------------------------------------------


Net income/(loss)                                               $ 2,724      $(5,511)     $(11,535)     $   (745)     $(3,000)
                                                        =====================================================================


Per Share Data:
---------------
                                                                                    Fiscal Years Ended March 31:
                                                          ----------------------------------------------------------------------

                                                               1999            1998           1997           1996           1995
                                                          --------------  -------------  -------------  -------------  -----------

Loss per share before bankruptcy reorganization expenses,
   discontinued operations, extraordinary items, and
   cumulative effect of change in accounting principle          *          $    (1.40)    $    (2.53)    $    (1.77)    $    (1.07)

Bankruptcy reorganization expenses                              *               (0.04)             -              -              -
Discontinued operations                                         *                   -           0.04          (0.01)         (0.01)
Extraordinary items:
   Net gain as a result of reorganization                       *                   -              -              -              -
   Gain on early extinguishment of debt                         *                0.53              -           1.58           0.44
Cumulative effect of change in accounting principle             *                   -              -           0.04              -
                                                          --------------------------------------------------------------------------
Net income/(loss)                                               *          $    (0.91)    $    (2.49)    $    (0.16)    $    (0.64)
                                                          ==========================================================================


Weighted average number of common and common equivalent
   shares outstanding                                           *           6,039,391      4,634,530      4,634,530      4,634,530

Balance Sheet Data:
-------------------
                                                                                        As of  March 31:
                                                          --------------------------------------------------------------------------

                                                                1999          1998           1997           1996           1995
                                                          --------------  -------------  -------------  -------------  ------------


   Total Assets                                            $     5,197    $    7,640     $   16,276     $   24,485     $   55,002
   Total Liabilities                                             4,629        11,078         28,128         24,802         54,574
   Total Stockholders' Equity                                      568        (3,438)       (11,852)          (317)           428


* The per share data for 1999 above has not been presented due to the cancellation of all common stock and common stock equivalents as of March 5, 1999. No stock was outstanding at March 31, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Although the Company was organized in May 1989, it did not begin its viatical settlements business until April 1991, when it acquired certain assets of Living Benefits, Inc. ("LBI"), including covenants not to compete from LBI's former owners. In April 1993, the Company acquired certain operating assets of American Life Resources Corporation (ALR Corp.), which was also engaged in the viatical settlements business. ALR Corp. retained the viatical insurance policies it had purchased before January 14, 1993. The Company generally ceased purchasing these policies in September 1994, and by July 1995, had sold the majority of policies still outstanding. Goodwill and intangibles related to these acquisitions were amortized over the remaining life of the policies portfolio, extending through the fiscal year ended March 31, 1996, when they were fully amortized. The Company still holds a small residual portfolio of policies.

The Company commenced purchasing "sub-prime" consumer used-car loans, or Installment Contract Receivables, in May 1994 through AutoLend Corporation and ceased purchasing them in December 1995. Loan loss provisions for this business from May 1994 through March 1997 totaled $13.9 million, on revenues of $12.8 million for the same period. The results of this business were the primary reason the Company was unable to service its outstanding Debentures which forced it to file the Bankruptcy Petition.

 .The Company commenced its Inventory Assistance Program in March 1995 through its then wholly-owned subsidiary, AutoLend IAP, Inc. ("IAP"). IAP was unprofitable and was sold on September 18, 1996. Accordingly, for the fiscal years ended March 31, 1997, and 1996, net assets of IAP are included in the Company's financial statements as "Net assets of discontinued operations," and IAP net operating losses are included as "Discontinued operations-loss from operations of discontinued subsidiary," net of applicable income tax.

Since the sale of IAP, the Company's business activities have been concentrated primarily on the development of a new business in the gaming industry, the resolution of certain obligations and litigation associated with former operations, the collection of amounts due from the outstanding Installment Contract Receivables and the collection of proceeds from the viatical policies, and resolving the Company's bankruptcy reorganization.


Results of Operations

On September 22, 1997, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico. On February 3, 1999, the Bankruptcy Court entered an order confirming the Company's Plan of Reorganization, which became effective on March 5 1999. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999.

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended March 31, 1999, is being compared to 1998 since the results of operations are comparable except for the extraordinary item in 1999 which resulted from the implementation of the Plan of Reorganization.

Fiscal year ended March 31, 1999, compared to fiscal year ended March 31, 1998

The Company recorded a net income of approximately $2.7 million for the year ended March 31, 1999. Contributing to the net income was an approximately $5.3 gain on debt forgiveness, which was offset by an approximately $1.4 million loss on the NPD/ITB settlement, an operating loss of $1.0 million, and other expenses of $0.2 million.

Revenues from Installment Contracts Receivable (consumer used-car loans) were approximately $0.1 million during the year ended March 31, 1999, which represented a $0.5 million decrease compared to the $0.6 million realized during the year ended March 31, 1998. This decrease is a result of the reduced size of the Company's portfolio of those loans. The Company ceased purchasing new loans in December 1995, and as loans are paid in full or written off, the portfolio decreases in size. The cost to collect these loans is not reflected in net revenue, but as general and administrative expenses. Future revenues from this portfolio will, in general, decline from their present level.

Net viatical revenues realized from viatical insurance policies in the year ended March 31, 1999, were $0.2 million, as compared to de minimis revenues in the year ended March 31, 1998. The increase was due to the maturity of 4 policies. The Company generally ceased purchasing policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of 10 policies will be irregular, depending primarily upon the timing of mortality of the insured. Net viatical revenues from the policies are determined by subtracting the policy cost from the relevant face value after a policy "matures" (becomes payable by the insurance company).

General and administrative expenses were $1.8 million during the year ended March 31, 1999, which represented a reduction of $0.3 million, compared to the $2.1 million expended during the year ended March 31, 1998. This decrease resulted primarily from a $0.3 million decrease in the cost of administering and collecting the portfolio of Installment Contracts Receivable (which is included in general and administrative expenses). (These amounts exclude the $0.3 million in post-Chapter 11 reorganization costs.)

Provisions for credit losses in connection with the portfolio of Installment Contracts Receivable for the year ended March 31, 1999 represent a $0.3 million net recovery of previously charged-off loans, in excess of current period provisions. This is compared to a net recovery of $41,000 for the year ended March 31, 1998. This improvement of $0.3 million was primarily the result of collections on old loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

Operating losses for the year ended March 31, 1999, were $1.0 million, compared to losses of $1.5 million for the year ended March 31, 1998. In total, the $0.5 million reduction in operating losses were primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.3 million and the recovery of bad debt of $0.3 million, which were partially offset by a $0.1 million decrease in total net revenues.

The impact of non-operating items for the year ended March 31, 1999, was a net $4.2 million income, compared to a non-operating loss of $3.8 million for the year ended March 31, 1998. The $4.2 million income for the present period was primarily due to the $5.3 million gain on debt forgiveness, a viatical policy write-down recapture of $0.5 million, and interest income of $0.5 million, all of which was partially offset by a $1.4 million loss on the NPD/ITB settlement, $0.6 million in accrued interest expense, and $0.1 million in miscellaneous other expenses. The $3.8 million non-operating loss for the prior year was primarily due to the non-recurring $6.3 million Debenture conversion charge, offset by a $3.2 million gain on early extinguishment of debt, plus interest income of $0.4 million, partially offset by $0.9 million in accrued interest expense and $0.2 million in other miscellaneous expense.

In addition to the above, for the year ended March 31, 1999, the Company incurred $0.5 million in reorganization costs related to the bankruptcy proceedings, compared to $0.2 million in the prior year.

The net effect of the foregoing was a net income of $2.7 million for the year ended March 31, 1999. The net loss for the same period last year was $5.5 million. The increase in net income of $8.2 million was attributable primarily to a combination of the following items. During the year ended March 31, 1999, the Company recorded a $5.3 million gain on debt forgiveness offset by a $1.4 million loss on the NPD/ITB settlement, plus $0.2 million in other non-operating expense items, and a $1.0 million operating loss, resulting in a total net income of $2.7 million. During the year ended March 31, 1998, the Company recorded a non-cash charge for Debenture conversion of $6.3 million offset by a $3.2 million gain on early extinguishment of debt, an operating loss of $1.5 million and $0.9 million in other non-operating expenses for a total net loss of $5.5 million.

Fiscal year ended March 31, 1998, compared to fiscal year ended March 31, 1997

While the net loss for the year ended March 31, 1998, was approximately $5.5 million, this loss included a voluntary, non-cash conversion charge of approximately $6.3 million related to the retirement of certain outstanding Debentures. Excluding the exchange offer for the Company's Debentures (the "Exchange Offer"), the Company's earnings were positive (which, as shown in the "Selected Financial Data" herein, is a result that had not been attained in the prior four years). Furthermore, the Exchange Offer incurring the $6.3 million charge resulted in the retirement of $8.3 million in debt, with no cash outlay by the Company, and further resulted in the improvement of the Company's equity by approximately $8.0 million.

Revenues on the consumer loan portfolio from Installment Contract Receivables (consumer used-car loans) were approximately $0.6 million for the fiscal year ended March 31, 1998, which represented a $1.1 million decrease compared to the $1.7 million realized for the fiscal year ended March 31, 1997. This decrease resulted from the reduced size of the Company's loan portfolio.

Net viatical revenues from viatical insurance policies for the fiscal year ended March 31, 1998, were $9,000, which represents approximately a $0.4 million decrease compared to the $0.4 million recognized for the fiscal year ended March 31, 1997. The decrease in viatical revenues resulted primarily from the reduced size of the Company's policy portfolio. During the year ended March 31, 1998, the aggregate book value of the policies were written down by $0.2 million to an estimated then current fair market value. At March 31, 1998, the aggregate estimated current fair market value of the portfolio was $0.3 million.

General and administrative expenses for the fiscal year ended March 31, 1998, were $2.1 million, compared to $5.9 million expended in the prior year. The decrease of $3.8 million resulted primarily from reductions in professional fees, the reduced size of the car loan portfolio, and the effect of the Company's downsizing in September 1996.

Provisions for credit losses during fiscal year 1998 were de minimus. The provision for credit losses was $3.6 million for the year ended March 31, 1997. The decrease in credit loss provisions of approximately $3.6 million was primarily the result of the shrinking size of the total portfolio.

During the year ended March 31, 1998, the Company's operating loss was $1.5 million, compared to an operating loss of $7.4 million during the year ended March 31, 1997. The $5.9 million decrease in operating loss was primarily attributable to the developments described above, including the reduction in general and administrative expense of $3.8 million and the reduction of $3.6 million in credit loss provisions, partially offset by a decline in net revenues of $1.5 million, yielding a net improvement of $5.9 million.

Interest expense related to the outstanding Debentures was $0.9 million for the 1998 fiscal year, as compared to $2.1 million for the prior year, resulting in a $1.2 million improvement.

In connection with Debentures repurchased during the year ended March 31, 1998, the Company realized a $3.2 million gain on early extinguishment of debt.

As a result of the Exchange Offer, during the year ended March 31, 1998, the Company recorded a non-cash transaction: a conversion charge of $6.3 million, an increase to additional paid-in capital of $14.5 million, de minimus increases to Common and Preferred Stock values, and the elimination of $8.3 million in debt, all of which resulted in an improvement to net equity of approximately $8.0 million.

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


Liquidity and Capital Resources

The Company's immediate viability as a going concern ultimately depends upon the successful installation of a new line of business and the attainment of profitability. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. On March 5, 1999, the Company's Plan of Reorganization became effective. Cash flow from operations was a negative $0.7 million for each of the fiscal years ended March 31, 1999 and 1998. At March 31, 1999, the Company had cash and cash equivalents of $4.9 million, and a positive net equity of $0.6 million. Of the $4.9 million in cash and cash equivalents on hand at March 31, 1999, approximately $3.0 was escrowed for payment to former Debenture holders recognized under the Plan of Reorganization. The Company made the first distributions related to the Debenture obligation of approximately $1.8 million during June 1999 and anticipates distributions being substantially completed by the end of July 1999.

The Company's portfolio of Installment Contract Receivables at March 31, 1999, was $0.1 million, and consisted of 25 active used-car loans. The Company ceased purchasing Installment

Contracts in December 1995. The Company's portfolio of unmatured viatical insurance Policies totaled 10 at March 31, 1999, having a combined face value of $0.8 million and a net book value of $0.1 million. The Company generally ceased purchasing new Policies in September 1994.

Cash provided by investing activities for the fiscal year ended March 31, 1999, was $4.9 million, which was primarily the result of the return of the $2.0 million escrow deposit account in connection with the NPD transaction for the ITB Shares, the $2.3 million partial repayment of the loan to NPD, and the early redemption of IAP securities of $0.6 million. For the fiscal year ended March 31, 1998, cash used by investing activities was $5.2 million, primarily due to the funding of the escrow deposit and the loan to NPD.

There was no cash provided by or used in financing activities during the fiscal year ended March 31, 1999. Cash used in financing activities for the fiscal year ended March 31, 1998 was $5.7 million, which was primarily due to the early buy back of Debentures.

In summary, the Company increased its cash and cash equivalents by $4.2 million during the fiscal year ended March 31, 1999, to a total of $4.9 million. The increase was largely due to the return of the escrow deposit of $2.0 million, the partial repayment of the NPD loan of $2.3 million, and the early redemption of the IAP securities, partially offset by the $0.7 million net use of cash from operations. In comparison, there was a $11.6 million decrease in cash during the fiscal year ended March 31, 1998, primarily due to the funding of the escrow account of $2.0 million, the $3.0 million loan to NPD, the $5.7 million Debenture buy back, and the $0.7 million net use of cash for operations. During the fiscal year, the Company's net equity increased substantially, from a deficit of $3.6 million at March 31, 1998, to a positive $0.6 million at March 31, 1999, an improvement of approximately $4.2 million.

The Company's primary source of capital has been sales of equity and debt securities, including its initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prior year Debenture prepayments without penalty and the Exchange Offer, the outstanding principal balance of the Debentures was $7.2 million, (plus accrued interest), at March 4, 1999, prior to the effective date of the Plan of Reorganization. On March 5, 1999, all outstanding Debenture debt (and accrued interest) was canceled in conjunction with the Plan of Reorganization. The Company is presently in the process of completing a Registration Statement with the SEC. When and if this Registration Statement becomes effective, the Company may receive additional equity capital, which could be as much as $8.0 million. However, the amount received could be far lower, and the Company can make no guarantees as to the success of such registration Statement offering.

Year 2000 Issue

Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, a challenging problem is that many computer systems worldwide cannot recognize the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. Not only might the problem affect a particular company's computers, but a particular company could also be impacted by problems at other companies, through supplier relationships, etc.

Fortunately, the Company's present small base of operations is not heavily dependent upon computers. However, steps are being taken to test and, if necessary, upgrade computers and software within the Company. The ultimate cost for completing this process is not yet known, but management does not anticipate an expenditure of more than $10,000. Testing and any upgrades necessary should be complete by August 1999. Management feels reasonably confident, in general, about the Company's level of exposure. However, given the possible rather drastic scenarios worldwide as discussed in the media, the Company cannot guarantee that it will not be detrimentally impacted in some way.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosures of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt, and participation rights), including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices, and redemption requirements. Adoption of SFAS 129 has no effect on the Company, since it currently discloses that information.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income, or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends).

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in allocating resources and assessing performance. Adoption of SFAS 131 has no effect on the Company's current disclosures.

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company currently does not utilize any derivative or hedging instruments and therefore believes that there will be no impact from SFAS No. 133 on the Company's earnings.

SOP 98-5, "Reporting on the Costs of Start-Up Activities," is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. In conjunction with the adoption of fresh-start accounting, the Company early adopted the provisions of SOP 98-5 with no significant impact on its consolidated financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The responses to this Item are submitted in a separate section of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On April 21, 1998, the Company informed the accounting firm of KPMG Peat Marwick LLP ("Peat Marwick") that the Company would not retain it to audit the Company's financial statements for the fiscal year ended March 31, 1998. Peat Marwick had been the Company's principal accountants since December 1996. For the fiscal year ended March 31, 1997, Peat Marwick's opinion was modified due to uncertainty as to the Company's ability to continue as a going concern. The Company had no disagreements with Peat Marwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company's decision not to continue to retain Peat Marwick was not based on the expectation that any disagreement would arise for the current fiscal year.

On April 17, 1998, the Bankruptcy Court approved the Company's selection of Meyners + Company, LLC, as its principal accountants for the fiscal year ended March 31, 1998, and thereafter.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table gives certain information regarding the Company's directors and executive officers. Directors serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors.


                                                     Year First
                                                      Elected
     Name                     Age                     Director               Position
     ----                     ---                    __________              ________

Nunzio P. DeSantis            48                       1993                Chairman of the Board,
                                                                           President, Chief Executive
                                                                           Officer and Director
Philip J. Vitale, M.D.        53                       1992                Director
Jeffrey Ovington              47                       N/A                 Executive Vice President
                                                                           and Treasurer

Nunzio P. DeSantis has been Chairman of the Board, President and Chief Executive Officer of the Company since September 1996. Mr. DeSantis previously served as Chief Executive Officer and Chairman of the Board of Directors from the Company's inception in 1989 until his resignation from these positions in September 1993 and May 1994, respectively. Mr. DeSantis has also served as Chief Executive Officer and a director of International Thoroughbred Breeders, Inc. ("ITB"), an American Stock Exchange listed company, since January 1997.
Mr. DeSantis also is President and Chairman of the Board of NPD, Inc., a private company that owned an approximately 25 percent interest in ITB. Before September 1995 and for more than five years, Mr. DeSantis was Chairman of the Board and Chief Executive Officer of Diagnostek, Inc., a New York Stock Exchange traded company (until its sale in 1995).

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

Jeffrey Ovington has been Executive Vice President of the Company since September 1996. From May 1993 to July 1995, he served in various capacities, including Executive Vice President, with Diagnostek, Inc., a leading pharmacy benefit manager with annual revenues in excess of $400 million, which was acquired by Value Health, Inc. For 14 years prior thereto, he served in various capacities with Martin Marietta Corp. (now Lockheed-Martin), General Electric Company, and ITT. The Company has executed an employment letter agreement with

Mr. Ovington, which sets his base salary at $115,000 per year and provides for severance pay under certain conditions.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information concerning the compensation paid for fiscal years ended March 31, 1999, 1998, and 1997, to persons who served as Chairman of the Board, President, Chief Executive Officer, Executive Vice President, and Treasurer during fiscal year 1999. There was no other executive officer of the Company who served at the end of fiscal year 1999.

                                       SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------------


    Name and                                                                 Long Term                               All other
    Principal                                 Annual Compensation            Compensation                            Compen-
    Position                                                                                                         sation ($) (1)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      Awards                Payout
------------------------------------------------------------------------------------------------------------------------------------
                          Year    Salary ($)   Bonus ($)     Other Annual    Restricted     Securities
                                                               Compen-        Stock         Underlying
                                                               sation         Award(s)      Options/        LTIP
                                                               ($)(1)           ($)         SARs (#)        Payout($)
-----------------------------------------------------------------------------------------------------------------------------------

Nunzio P. DeSantis
 Chairman of the Board   1999   $237,500 (2) $       -       $     -         $        -                -    $      -   $       -
 President, and Chief    1998    281,250             -             -                  -        2,000,000           -           -
 Executive Officer       1997    172,000       250,000             -                  -                -           -           -
------------------------------------------------------------------------------------------------------------------------------------
Jeffrey Ovington
 Executive Vice          1999   $156,478 (3)  $100,000 (3)   $     -         $        -                -    $      -            -
 President               1998    110,036             -             -                  -                -           -   $  100,000
 and Treasurer           1997     84,790             -             -                  -                -           -            -
------------------------------------------------------------------------------------------------------------------------------------


(1) Except as indicated, the aggregate amount of perquisites and other personal benefits paid to the named persons did not exceed the lesser of 10 percent of each officer's total annual salary and bonus for the fiscal years and $50,000.
(2) Of the $237,500 listed as salary for Nunzio P. DeSantis, $18,269 was actually paid, and the balance of $219,231 has been accrued as a contingent liability pending court approval.
(3) Of the 1999 compensation listed for Mr. Ovington, only $95,661 has actually been paid to date; the remainder has been accrued as a contingent liability.

Compensation of Directors

Directors who are not employees of the Company received immediately exercisable Options to purchase 125,000 shares of the Company's old Common Stock for market price on the date of issue. In connection with the Plan of Reorganization, Options to purchase shares of old

Common Stock were canceled, and directors have the right to exercise their Options to purchase new Common Stock at an exercise price of $4.00 per share.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

On March 5, 1999, the Company's Plan of Reorganization (the "Plan") became effective, and all of the outstanding Common Stock, Preferred Stock, Class A and B Warrants, and Options ceased to exist. It is impossible to predict the post-confirmation stock ownership by officers, directors, affiliates, 5 percent or more shareholders, and other "insiders." The Company believes Nunzio P. DeSantis will exercise his right as a shareholder under the capital call provisions of the Plan to purchase some or all of the shares available, but the Company has no information regarding the other shareholders' intentions.

Since the total number of shares outstanding after the S-1 Registration could vary from about 1.5 million to 9.0 million, predicting the percentage share of a particular holding or purchase is speculative. Variables affecting the number of shares post-confirmation include the degree of participation and capital contribution by holders of old Common and Preferred Stock and Warrants and Options.

In accordance with the Plan of Reorganization, the former Debenture holders will be issued, in aggregate, approximately 1.0 million shares of new Common Stock. There are approximately a half dozen former Debenture holders who will be receiving stock. The largest such holder may have approximately 66 percent of these shares issued to Debenture holders, and the second largest holder may have approximately 25 percent of the 1.0 million shares. Until the total number of new shares of Common Stock issued as a result of the offering becomes clear, it cannot be said if either of these holders will hold 5 percent or more of the total shares. If the sale of the new Common Stock brings in less than $1.1 million in new capital, then the former Debenture holders, in the aggregate, will own a majority of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's Chairman of the Board, President and Chief Executive Officer (Nunzio P. DeSantis) has been the second largest holder of the Company's stock (having directly owned approximately 534,000 shares of old Common Stock, or approximately nine percent) and also owns a controlling interest in NPD, Inc., with which the Company engaged in significant transactions during the year. At December 31, 1998, the Company owed NPD, Inc. $0.5 million related to the ITB Option debt obligation, and NPD, Inc. owed $3.4 million for a related loan made during the fiscal year ended March 31, 1998, including its accrued interest. Both obligations accrued interest at 10 percent and were to be payable in full, including accrued and unpaid interest, on July 9, 1999. However, these debt obligations are now canceled. (See Item 1. Business - Pursuit of Controlling Interest in ITB is Terminated.")

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

The following financial statements have been filed with and are included in this report:

  (a)(1) Financial Statements

            Independent Auditors' Reports

            Consolidated Balance Sheets - March 31, 1999 and 1998

            Consolidated Statements of Operations - Twenty-six days ended
               March 31, 1999, eleven months and five days ended March 5, 1999, and years ended March 31, 1998 and 1997

            Consolidated Statements of Stockholders' Equity - Twenty-six days ended March 31, 1999, eleven months and five days ended March 5, 1999, and years ended March 31, 1998 and 1997

            Consolidated Statements of Cash Flows - Twenty-six days ended
               March 31, 1999, eleven months and five days ended March 5, 1999, and years ended March 31, 1998 and 1997

            Notes to Consolidated Financial Statements

  (a)(2) Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts - March 31, 1999, 1998, and 1997

All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements (including the notes thereto) included in this annual report.

  (b)    Reports on Form 8-K

         On March 19, 1999, a Current Report on Form 8-K was filed which discussed the effectiveness on March 5, 1999, of the Company's Plan of Reorganization confirmed by the Bankruptcy Court on February 3, 1999 (Item 3.) and the settlement of litigation relating to NPD and ITB, the settlement of the Living Benefits litigation, and an SEC investigation of the Company (Item 5.).

3.1  Certificate of Incorporation of CAPX Corporation
(prior name of AutoLend Group, Inc.), dated October 29, 1991

3.2 Certificate of Amendment to the Certificate of Incorporation of CAPX Corporation, changing name to AutoLend Group, Inc., dated February 6, 1995

3.3   Certificate of Designation of AutoLend Group, Inc., dated March 25, 1997

3.4   By-Laws of CAPX Corporation (prior name of AutoLend Group, Inc.)

10.1 Lease Agreement for Registrant's Offices at 600 Central SW, Third Floor, Albuquerque, New Mexico

10.2 Assignment to, and Assumption by, Registrant of Lease Agreement for Offices at 600 Central SW, Third Floor, Albuquerque, New Mexico

10.3 Compensatory Letter dated March 30, 1999 from the Registrant to Jeffrey Ovington

21    Subsidiaries of the Registrant

                                   SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              AUTOLEND GROUP, INC

  Date:  June 29, 1999              By:  /s/  Nunzio P. DeSantis
                                         ----------------------------------
                                              Nunzio P. DeSantis
                                              Chairman of the Board and
                                                 Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

  SIGNATURE                        TITLE                              DATE
  ---------                        -----                              -----------
  /s/ Nunzio P. DeSantis          Chairman of the Board,              June 29, 1999
  ----------------------          Chief Executive Officer
  Nunzio P. DeSantis              (Principal executive officer)



  /s/ Jeffrey Ovington            Executive Vice President           June 29, 1999
  --------------------            (principal accounting and
  Jeffrey Ovington                financial officer)


  /s/ Philip J. Vitale, M.D.      Director                           June 29, 1999
  --------------------------
  Philip J. Vitale, M.D.


                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


Annual Financial Statements:  Pages
                              -----

Independent Auditors' Reports..............................................  F-2

     Consolidated Balance Sheets as of March 31, 1999, and March 31, 1998..  F-5

     Consolidated Statements of Operations for the Twenty-six days Ended
     March 31, 1999, the Eleven Months and Five days ended March 5, 1999 and theYears Ended March 31, 1998 and 1997............................  F-6

     Consolidated Statements of Stockholders' Equity/(Deficit) for the
     Twenty-six days Ended March 31, 1999, the Eleven Months and Five days ended March 5, 1999 and the Years Ended March 31, 1998 and 1997.. F-8

     Consolidated Statements of Cash Flows for the Twenty-six days
     Ended March 31, 1999, the Eleven Months and Five days ended
     March 5, 1999 and the Years Ended March 31, 1998 and 1997.............  F-9

     Notes to Consolidated Financial Statements............................  F-11

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts
     March 31, 1999, 1998, and 1997........................................  S-1


INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
  AutoLend Group, Inc. and Subsidiaries



We have audited the accompanying consolidated balance sheets of AutoLend Group, Inc. and subsidiaries (the Company), as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the twenty-six days ended March 31, 1999 and the eleven months and five days ended March 5, 1999, and for the year ended March 31, 1998. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the twenty-six days ended March 31, 1999 and the eleven months and five days ended March 5, 1999 and for the year ended March 31, 1998 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related 1999 and 1998 financial statement schedule on page S.1 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Board of Directors and Stockholders
  of AutoLend Group, Inc. and Subsidiaries


The accompanying 1999 and 1998 consolidated financial statements and related financial statement schedule have been prepared, assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company filed a voluntary petition for bankruptcy for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico on September 22, 1997. The Company's Plan of Reorganization was confirmed on February 3, 1999 and became effective March 5, 1999. In addition, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 3. The 1999 and 1998 consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


/s/Meyners + Company, LLC
Meyners + Company, LLC
Albuquerque, New Mexico
May 7, 1999, except for
Note 17 which is as of
June 23, 1999

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of AutoLend Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of AutoLend Group, Inc. and subsidiaries for the year ended March 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended March 31, 1997 listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of AutoLend Group, Inc. and subsidiaries for the year ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related 1997 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying 1997 consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters and need to restructure its obligations are also described in Notes 2 and 3. The 1997 accompanying consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

                                                           KPMG LLP
Albuquerque, New Mexico
May 16, 1997

                       AUTOLEND GROUP, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets
                              March 31, 1999 and 1998

                                                                                   Registrant                       Predecessor
                                                                                      1999                             1998
                                                                               -------------------      |       -----------------
                                                                                                        |
                                                                                                        |
Assets:                                                                                                 |
        Cash                                                                   $         2,146,759      |       $         769,736
        Restricted cash                                                                  2,791,178      |                       -
                                                                               -------------------      |       -----------------
                                                                                                        |
           Cash and cash equivalents                                           $         4,937,937      |       $         769,736
        Other receivables                                                                   44,741      |                  46,011
        Prepaid expenses                                                                    16,669      |                 167,381
        Installment contracts receivable, net                                               53,795      |                 296,209
        Purchased insurance policies, net                                                  126,650      |                 329,193
        Fixed assets, net                                                                   17,489      |                  39,611
        ITB Option, net                                                                          -      |                 425,000
        Escrow deposit                                                                           -      |               2,000,000
        Interest on escrow deposit                                                               -      |                  62,060
        Note receivable - NPD, Inc.                                                              -      |               3,035,292
        Interest receivable on note receivable - NPD, Inc.                                       -      |                 219,215
        Securities in IAP, net                                                                   -      |                 250,000
                                                                               -------------------      |       -----------------
                                                                                                        |
             Total assets                                                      $         5,197,281      |       $       7,639,708
                                                                               ===================      |       =================
                                                                                                        |
Liabilities:                                                                                            |
        Liabilities subject to compromise:                                                              |
              Accounts payable                                                 $                 -      |       $          55,276
              Accrued interest expensed on debentures                                            -      |               1,372,819
              Convertible subordinated debentures at face value                                  -      |               7,225,000
              Allowance for estimated legal fees and settlement costs                            -      |               1,434,944
                                                                               -------------------      |       -----------------
                                                                                                        |
        Total liabilities subject to compromise                                                  -      |              10,088,039
                                                                               -------------------      |       -----------------
                                                                                                        |
        Liabilities not subject to compromise:                                                          |
             Accounts payable - Debenture holders                                        3,043,250      |                       -
             Accounts payable                                                               84,768      |                  95,135
             Accrued contingent legal fees                                                 270,713      |                       -
             Accrued contingent payroll                                                    406,107      |                       -
             Accrued liabilities                                                            55,814      |                  79,674
             Other contingent liabilities                                                  244,867      |                       -
             Note payable - Debenture holders                                              523,300      |                       -
             Accrued interest expense on debentures                                              -      |                 364,160
             Note payable - NPD, Inc.                                                            -      |                 425,000
             Accrued interest - NPD, Inc.                                                        -      |                  25,667
                                                                               -------------------      |       -----------------
                                                                                                        |
         Total  liabilities not subject to compromise                                    4,628,819      |                 989,636
                                                                               -------------------      |       -----------------
                                                                                                        |
      Total liabilities                                                        $         4,628,819      |       $      11,077,675
                                                                               -------------------      |       -----------------
                                                                                                        |
Stockholders' Equity/(Deficit):                                                                         |
   Preferred stock, $.002 par value. Authorized 5,000,000                                               |
      shares; 57,800 issued and outstanding at March 31, 1998                                    -      |                     116
   Common stock, $.002 par value. Authorized 40,000,000                                                 |
      shares; issued 6,079,530 shares at March 31, 1998                                          -      |                  12,158
   Common stock, $.002 par value. Authorized 40,000,000                                                 |
      shares; issuable 1,040,000 shares at March 31, 1999                                    2,080      |                       -
   Additional paid-in capital                                                              690,033      |              20,459,946
   Unrealized holding loss                                                                       -      |                (590,000)
   Accumulated deficit                                                                    (123,651)     |             (23,320,187)
                                                                               -------------------      |       -----------------
                                                                                                        |
                                                                                                        |
      Total stockholders' equity/(deficit)                                     $           568,462      |       $      (3,437,967)
                                                                               -------------------      |       -----------------
                                                                                                        |
   Total liabilities and stockholders' equity                                  $         5,197,281      |       $       7,639,708
                                                                               ===================      |       =================


          See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                   Registrant                         Predecessor
                                                                --------------- | -------------------------------------------------
                                                                   Twenty-six   | Eleven months and        Years ended March 31:
                                                                   days ended   | five days ended     -----------------------------
                                                                 March 31, 1999 |  March 5, 1999           1998            1997
                                                                --------------- | --------------      -------------    ------------
                                                                                |
Revenues:                                                                       |
 Finance charges on installment contracts                       $         9,322 | $      108,141      $   587,616      $  1,670,663
 Revenues from matured insurance policies                                     - |        940,228           69,109           505,292
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
      Gross revenues                                                      9,322 |      1,048,369          656,725         2,175,955
 Cost of matured insurance policies                                           - |       (692,400)         (60,125)         (101,285)
                                                                --------------- | --------------      -----------      ------------
      Total net revenues                                        $         9,322 | $      355,969      $   596,600      $  2,074,670
                                                                                |
General and administrative expenses                                     (64,201)|     (1,698,089)      (2,106,636)       (5,851,888)
Provision for credit gain (losses), net                                  24,000 |        375,000           41,000        (3,625,078)
                                                                --------------- | --------------      -----------      ------------
 Operating loss                                                 $       (30,879)| $     (967,120)     $(1,469,036)     $ (7,402,296)
                                                                --------------- | --------------      -----------      ------------
Other income/(expense):                                                         |
      Interest income:                                                          |
         Interest income on cash and cash equivalents                    20,766 |        106,338          207,116           333,251
         Interest on escrow                                                   - |         84,712                -                 -
         NPD, Inc., note receivable                                           - |        278,235          219,215                 -
 Other income/(expense)                                                  37,200 |        (51,265)        (204,128)         (212,118)
 Realized gain/(loss) on sale of securities, net                              - |        (25,440)               -           (49,853)
 Interest expense:                                                              |
        Debentures                                                            - |       (638,710)        (881,918)       (2,148,914)
        NPD, Inc., note payable                                               - |        (38,958)         (25,667)                -
        Other                                                                 - |              -          (27,082)                -
 Write-down of purchased insurance policies                                   - |              -         (131,772)         (925,300)
 Lease termination expense                                                    - |        (64,725)               -          (516,000)
 Gain on lease termination                                                    - |              -          266,378                 -
 Write-down of AutoLend IAP, Inc., securities                                 - |              -         (160,000)         (200,000)
 Write-off fixed assets                                                       - |         (4,570)          (3,720)         (667,238)
 Insurance policy write-down recapture                                        - |        536,390                -                 -
 Debenture conversion charge                                                  - |              -       (6,261,052)                -
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
      Total net other income/(expense)                          $        57,966 | $      182,007      $(7,002,630)     $ (4,386,172)
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
 Income/(loss) before reorganization costs, benefit from income                 |
      taxes, discontinued operations, and extraordinary items            27,087 |       (785,113)      (8,471,666)      (11,788,468)
 Reorganization costs incurred after                                            |
      Chapter 11  proceedings                                          (150,738)|       (340,829)        (211,667)                -
 Loss on settlement ITB/NPD                                                   - |     (1,368,117)               -                 -
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
 Loss before benefit from income taxes, discontinued                            |
      operations, and extraordinary items                              (123,651)|     (2,494,059)      (8,683,333)      (11,788,468)
 Benefit from income taxes                                                    - |              -                -            86,082
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
 Loss before discontinued operations, and extraordinary items          (123,651)|     (2,494,059)      (8,683,333)      (11,702,386)
                                                                                |
Discontinued operations:                                                        |
 Loss from operations of discontinued                                           |
      subsidiary, net of income tax benefit of $78,805                        - |              -                -          (152,973)
 Gain on sale of subsidiary net of income tax expense                           |
      of $164,887                                                             - |              -                -           320,074
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
 Loss before extraordinary items                                       (123,651)|     (2,494,059)      (8,683,333)      (11,535,285)
                                                                                |
Extraordinary items:                                                            |
 Gain as result of reorganization-debentures                                  - |      5,342,026                -                 -
 Gain on early extinguishment of debt, net of                                   |
     amortization of deferred costs of $57,000                                - |              -        3,171,524                 -
                                                                --------------- | --------------      -----------      ------------
                                                                                |
                                                                                |
 Net income/(loss)                                              $      (123,651)| $    2,847,967      $(5,511,809)     $(11,535,285)
                                                                =============== | ==============      ===========      ============


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations - continued


                                                                            Registrant   |               Predecessor
                                                                          -------------- |-----------------------------------------
                                                                            Twenty-six   |Eleven months and   Years ended March 31:
                                                                            days ended   |five days ended   -----------------------
                                                                          March 31, 1999 |  March 5, 1999      1998         1997
                                                                          -------------- |---------------   ----------   ----------
                                                                                         |
Loss per share before discontinued operations and extraordinary items     $        (0.12)|$         (0.41)  $    (1.44)  $    (2.53)
                                                                                         |
Discontinued operations                                                                - |              -            -         0.04
                                                                          -------------- |---------------   ----------   ----------
                                                                                         |
                                                                                         |
Loss per share before extraordinary items                                          (0.12)|        (0.41)         (1.44)       (2.49)
                                                                                         |
Extraordinary items:                                                                     |
       Gain as a result of reorganization-debentures                                   - |         0.88              -            -
       Gain on early extinguishment of debt                                            - |            -           0.53            -
                                                                          -------------- |---------------   ----------   ----------
                                                                                         |
                                                                                         |
                                                                                         |
Net income/(loss)                                                         $        (0.12)|$          0.47   $    (0.91)  $    (2.49)
                                                                          ============== |===============   ==========   ==========
                                                                                         |
                                                                                         |
Weighted average number of common and common equivalent                                  |
       shares outstanding                                                              - |      6,079,530    6,039,391    4,634,530
                                                                          ============== |===============   ==========   ==========
                                                                                         |
                                                                                         |
Weighted average number of common and common                                             |
         equivalent shares issuable                                            1,040,000 |              -            -           -
                                                                          ============== |===============   ==========   =========


          See accompanying notes to consolidated financial statements.

                AUTOLEND GROUP, INC. AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity/(Deficit)

                                    Preferred Stock      Common Stock
                                   ----------------      ------------
                                                                                         Accumulated
                                                                            Additional      Other
                                    # of      $        # of        $         Paid-in    Comprehensive  Accumulated
                                   Shares   Amount    Shares     Amount      Capital       Income    Equity/(Deficit)     Total
                                   -------  ------   --------   --------     -------      --------   ---------------     -------
Balance at March 31, 1996                -  $   -    4,634,530  $  9,269  $  5,946,904   $       -    $ (6,273,093)      (316,920)

Net loss                                 -      -            -         -             -           -     (11,535,285)   (11,535,285)
                                   -------  -----   ----------  --------  ------------   ---------    ------------   ------------

Balance at March 31, 1997                -      -    4,634,530     9,269     5,946,904           -     (17,808,378)   (11,852,205)

Common and preferred shares
   issued in exchange offer         57,800    116    1,445,000     2,889    14,513,042           -               -     14,516,047
Unrealized holding loss                  -      -            -         -             -    (590,000)              -       (590,000)
Net loss                                 -      -            -         -             -           -      (5,511,809)    (5,511,809)
                                   -------  -----   ----------  --------  ------------   ---------    ------------   ------------

Balance at March 31, 1998           57,800    116    6,079,530    12,158    20,459,946    (590,000)    (23,320,187)    (3,437,967)

Comprehensive income:
   Net income eleven months and
   five days ended March 5, 1999         -      -            -         -             -           -       2,847,967      2,847,967
   Other comprehensive income;
     Unrealized loss on marketable
     securities net of
     reclassification  adjustment        -      -            -         -             -     590,000               -        590,000
                                   -------  -----   ----------  --------  ------------   ---------    ------------   ------------
Comprehensive income                     -      -            -         -             -           -               -      3,437,967

Retirement of old common and
   preferred stock according
   to the Plan of Reorganization   (57,800)  (116)  (6,079,530)  (12,158)  (20,459,946)          -               -    (20,472,220)
Application of fresh-start               -      -            -         -             -           -      20,472,220     20,472,220
Issuable new common stock
   according to the Plan of
   Reorganization                        -      -    1,040,000     2,080       690,033           -               -        692,113
                                   -------  -----   ----------  --------  ------------   ---------    ------------   ------------

Balance at March 5, 1999                 -      -    1,040,000     2,080       690,033           -               -        692,113

Comprehensive income:
   Net loss for the twenty-six
   days ended March 31, 1999             -      -            -         -             -           -        (123,651)      (123,651)
                                   -------  -----   ----------  --------  ------------   ---------    ------------   ------------

Balance at March 31, 1999                -  $   -    1,040,000  $  2,080  $    690,033   $       -    $   (123,651)  $    568,462
                                   =======  =====   ==========  ========  ============   =========    ============   ============

          See accompanying notes to consolidated financial statements.

                AUTOLEND GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flow

                                                                     Registrant                       Predecessor
                                                                   --------------  -----------------------------------------------
                                                                    Twenty-six   |  Eleven months and      Years ended March 31:
                                                                    days ended   |  five days ended    ----------------------------
                                                                  March 31, 1999 |   March 5, 1999         1998             1997
                                                                  -------------- |  ---------------    ------------    ------------
                                                                                 |
Cash flow from operating activities:                                             |
 Net income/(loss)                                                 $   (123,651) |  $     2,847,967    $ (5,511,809)   $(11,535,285)
 Adjustments to reconcile net loss to net cash                                   |
 flow from operating activities:                                                 |
      Amortization of intangible assets and debt issuance costs               -  |                -          56,443         242,777
      Depreciation expense                                                1,603  |           18,449          24,464         104,156
      Gain on early extinguishment of debt, net of amortization               -  |                -      (3,171,524)              -
      Charge for debenture conversion, net of amortization                    -  |                -       6,261,052               -
      Loss on settlements ITB/NPD                                             -  |        1,368,117               -               -
      Gain as a result of reorganization-debentures                           -  |       (5,342,026)              -               -
      Loss/(gain) on lease termination                                        -  |                -        (266,378)              -
      Insurance policy write-down recapture                                   -  |         (536,390)              -               -
      Provision for credit losses, net of recoveries                    (24,000) |         (375,000)        (41,000)      3,625,078
      Write-off of fixed assets                                               -  |            4,570           3,720         667,238
      Write-down of purchased insurance policies                              -  |                -         131,772         925,300
      Write-down of AutoLend IAP, Inc. securities                             -  |                -         160,000         200,000
      Realized loss on sale of IAP, Inc. securities                           -  |           25,440               -               -
      Realized gains/(losses) on securities available for sale                -  |                -               -          49,853
      Gain on sale of subsidiary, IAP, Inc.                                   -  |                -               -        (986,961)
      Gain on sale of assets                                                  -  |                -               -               -
      Provision for estimated legal fees and settlement costs                 -  |                -         200,000               -
      Change in net assets of discontinued operations                         -  |                -               -      (1,008,078)
 Changes in assets and liabilities:                                              |
      Prepaid expenses                                                        -  |          150,712        (100,567)              -
      Accounts receivable-matured insurance policies                       (203) |          739,136               -       1,357,947
      Installment contracts receivable                                   29,376  |          612,038       1,839,844       5,878,710
      Interest on escrow deposit                                              -  |                -         (62,060)              -
      Interest receivable on note receivable - NPD, Inc.                      -  |         (216,175)       (219,215)              -
      Purchased insurance policies                                            -  |                -          52,425           6,494
      Consulting agreement                                                    -  |                -         140,000               -
      Other assets                                                      (38,430) |           39,700          33,101         107,469
      Accounts payable and accrued liabilities                       (1,567,500) |          964,740      (1,719,080)      1,231,445
      Accrued interest expense                                                -  |          677,668         907,585       2,094,751
      Other liabilities                                                       -  |                -         578,402               -
                                                                   ------------  |  ---------------    ------------    ------------
 Cash provided (used) by operating activities                      $ (1,722,805) |  $       978,946    $   (702,825)   $  2,960,894
                                                                   ------------  |  ---------------    ------------    ------------
Cash flow from investing activities:                                             |
 IAP, Inc. securities                                              $          -  |  $       614,560    $          -    $          -
 Funding of escrow                                                            -  |                -      (2,000,000)              -
 Proceeds from escrow                                                         -  |        2,000,000               -               -
 Proceeds from ITB/NPD settlement                                             -  |        2,300,000               -               -
 Loan to NPD                                                                  -  |                -      (3,035,292)              -
 Purchase ITB stock option                                                    -  |                -        (200,000)              -
 Proceeds from sale of securities available for sale                          -  |                -               -         125,000
 Proceeds from disposition of IAP                                             -  |                -               -       5,963,388
 Proceeds from sale of fixed assets                                           -  |                -               -         185,995
 Purchase of fixed assets                                                     -  |           (2,500)              -          (4,075)
                                                                   ------------  |  ---------------    ------------    ------------
      Cash provided (used) by investing activities                 $          -  |  $     4,912,060    $ (5,235,292)   $  6,270,308
                                                                   ------------  |  ---------------    ------------    ------------
Cash flow from financing activities:                                             |
 Early extinguishment of debt                                      $          -  |  $             -    $ (5,692,079)   $          -
                                                                   ------------  |  ---------------    ------------    ------------
      Cash provided (used) in financing activities                 $          -  |  $             -    $ (5,692,079)   $          -
                                                                   ------------  |  ---------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents               $ (1,722,805) |  $     5,891,006    $(11.630,196)   $  9,231,202
Cash and cash equivalents at beginning of period                      6,660,742  |          769,736      12,399,932       3,168,730
                                                                   ------------  |  ---------------    ------------    ------------
Cash and cash equivalents at end of period                         $  4,937,937  |  $     6,660,742    $    769,736    $ 12,399,932
                                                                   ============  |  ===============    ============    ============

          See accompanying notes to consolidated financial statements

                                       .
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the eleven months and five days ended March 5, 1999, the following non-cash investing and financing activities occurred:

The Company converted Debentures with a face value of $7,225,000 and outstanding interest of $2,375,689 for $3,043,250 cash; uncollateralized notes payable at a discounted aggregate value of $523,300; 1,040,000 issuable shares of Common Stock with an aggregate par value of $2,080; and additional paid-in capital of $690,033. This resulted in an extraordinary gain as a result of reorganization of $5,342,026.

The ITB/NPD, Inc. settlement was consummated and the Company received $4,446,771 in cash in exchange for the escrow deposit of $2,000,000 and interest of $146,771; the note receivable - NPD, Inc. of $3,035,292 and interest of $497,450; the ITB Option net of $200,000 holding losses, for $425,000; and the note payable - NPD, Inc. of $425,000 and interest of $64,625. This resulted in a loss of $1,368,117.

As of March 5, 1999, pursuant to the Plan of Reorganization, all outstanding Common Stock and Preferred Stock, Class A and B Warrants, and Options were canceled.

There were no non-cash investing or financing activities during the twenty-six days ended March 31, 1999.

During the year ended March 31, 1998, the following non-cash investing and financing activities occurred:

The Company purchased an Option to acquire stock in exchange for $200,000 cash and a note payable with an obligation of $425,000. Additionally, the Company converted Debentures with a face value of $7,225,000 and outstanding accrued interest of $1,065,575 for 57,800 shares of Preferred Stock and 1,445,000 shares of Common Stock, with aggregate par values of $116 and $2,889, respectively. This resulted in a non-cash conversion charge of $6,261,052.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During the fiscal year ended March 31, 1998, the Company paid $27,082 in interest. There were no cash payments of interest made during the year ended March 31, 1999.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         March 31, 1999, 1998, and 1997


     The accompanying consolidated financial statements include the accounts of AutoLend Group, Inc. and its wholly owned subsidiaries, Autolend Corporation, American Life Resources Group, Inc., and LB NM, Inc. (collectively, the "Company").

     AutoLend Group, Inc. maintains a residual portfolio of sub-prime, consumer used-car loans ("Installment Contract Receivables") through its wholly owned subsidiary, AutoLend Corporation. AutoLend Group, Inc. ceased purchasing Installment Contract Receivables in December 1995. LB NM, Inc. and American Life Resources Group, Inc., maintain a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). Policies were no longer purchased after September 1994.

     The Company's operations for the year ended March 31, 1999, have been primarily concentrated on resolving the bankruptcy, developing a new business in the gaming industry (which is a division of AutoLend Group, Inc., doing business under the name of Kachina Gaming), and collecting amounts due from the residual consumer loan portfolio as well as the residual policy portfolio.


(1)  Summary of Significant Accounting Policies

     (a) Basis of Presentation, Going Concern

     The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

     The Company's consolidated financial statements include the accounts of AutoLend Group, Inc., and its wholly owned subsidiaries, AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. No petition under the United States Bankruptcy Code has been filed for the subsidiaries.

     As a result of the Company's inability to make repayment on, and resultant default against, its outstanding 9.5 percent Convertible Subordinated Debentures (the "Debentures"), as described more fully in Note 2, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. On February 3, 1999, the Bankruptcy Court confirmed a Plan of Reorganization, which became effective on March 5, 1999.

  The Company's financial statements as of March 31, 1999 and 1998, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). The statement requires that for 1998, a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (September 22, 1997) and identification of all transactions and events that are directly associated with the reorganization of the Company.

  The Company filed its first Disclosure Statement and Plan of Reorganization (jointly, the "Plan") in January 1998. The Disclosure Statement (as subsequently amended) was approved in September 1998, and the Plan was mailed to creditors and interest holders in October. Voting was completed in December 1998, and the Confirmation Hearing was held on February 3, 1999. The judge confirmed the Plan, which became effective March 5, 1999.

  Pursuant to SOP 90-7, the Company adopted fresh-start reporting as of March 5, 1999, the date that all material conditions required by the Plan were satisfied. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value. Accordingly, all allowances for doubtful accounts, accumulated depreciation and asset reserves were reduced to zero at March 5, 1999. The Company determined that the fair value of the assets immediately before March 5, 1999, approximated carrying value and therefore recognized no reorganization value in excess of amounts allocable to identifiable assets.

  Since fresh-start reporting has been reflected in the accompanying consolidated balance sheets as of March 31, 1999, certain material aspects of the balance sheets are not comparable to balance sheets of any prior period, since the balance sheets as of March 31, 1999 are those of a reorganized entity. A "black line" has been drawn between the Registrant's balance sheet and the Predecessor Company's balance sheet.

  The following journal entries record the provisions of the Plan and adoption of fresh-start accounting:

                                                                        Debit                         Credit
                                                                     -----------                    -----------
a)  Entry to record ITB and NPD settlement:
     Cash and cash equivalents                                       $ 4,446,771                    $         -
     Escrow deposit                                                            -                      2,000,000
     Interest on escrow deposit                                                -                        146,771
     Note receivable-NPD, Inc.                                                 -                      3,035,292
     Interest receivable on note receivable-NPD, Inc.                          -                        497,450
     ITB Option                                                                -                        425,000
     NPD note                                                            425,000                              -
     Accrued interest-NPD, Inc.                                           64,625                              -
     Unrealized holding loss                                                   -                        200,000
     Loss on settlement ITB/NPD, Inc.                                  1,368,117                              -

b)  Entry to record debt forgiveness:
     Convertible subordinated debentures                               7,225,000                              -
     Accrued interest expense on debentures                            1,372,819                              -
      (pre-petition)
     Accrued interest expense on debentures                            1,002,870                              -
      (post-petition)
     Accounts payable-debenture holders                                        -                      3,043,250
     Note to debenture holders                                                 -                        523,300
     Common stock (.002) par 1,040,000 shares issuable                         -                          2,080
     Additional paid-in capital                                                -                        690,033
     Gain as result of reorganization-debentures                               -                      5,342,026

c)  Entry to record fresh-start accounting:
     Common stock (.002) par 6,079,500 shares                             12,158                              -
     Preferred stock (.002) par 57,800 shares                                116                              -
     Additional paid-in capital                                       20,459,946                              -
     Accumulated deficit                                                       -                     20,472,220

d)  Reclassification of confirmed liabilities:
     Accrued liabilities subject to compromise                           162,876                              -
     Accrued liabilities not subject to compromise                             -                        162,876

The effect of the Plan on the Company's balance sheet as of March 5, 1999 is as follows:

               REORGANIZED AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Proforma Consolidated Balance Sheet
                                 March 5, 1999


                                                              Precon-       Reorganization               Fresh           Reorganized
                                                             firmation        Adjustments                Start             Company
                                                           -------------    ---------------          ------------        -----------

Assets:
  Cash and cash equivalents                              $    2,213,971      $   4,446,771 (a)      $           -      $   6,660,742
  Prepaid expenses                                               16,669                  -                      -             16,669
  Installment contracts receivable                               59,171                  -                      -             59,171
  ITB Option, net                                               425,000           (425,000)(a)                  -                  -
  Escrow deposit                                              2,000,000         (2,000,000)(a)                  -                  -
  Interest on escrow deposit                                    146,771           (146,771)(a)                  -                  -
  Note receivable - NPD, Inc.                                 3,035,292         (3,035,292)(a)                  -                  -
  Interest receivable on note receivable - NPD, Inc.            497,450           (497,450)(a)                  -                  -
  Purchased insurance policies, net                             126,447                  -                      -            126,447
  Fixed assets, net                                              19,092                  -                      -             19,092
  Other receivables                                               6,311                  -                      -              6,311
                                                         --------------      -------------          -------------      -------------
    Total assets                                         $    8,546,174      $  (1,657,742)         $           -      $   6,888,432
                                                         ==============      =============          =============      =============


Liabilities:
  Liabilities subject to compromise:
    Accounts payable                                     $       97,079      $           -          $           -     $       97,079
    Accrued liabilities                                         162,876           (162,876)(d)                  -                  -
    Accrued interest expensed on debentures
     (pre-petition)                                           1,372,819         (1,372,819)(b)                  -                  -
    Convertible subordinated debentures at face value         7,225,000         (7,225,000)(b)                  -                  -
    Allowance for estimated legal fees and
     settlement costs                                         1,525,000                  -                      -          1,525,000
                                                         --------------      -------------          -------------     --------------
  Total liabilities subject to compromise                    10,382,774         (8,760,695)                     -          1,622,079
                                                         --------------      -------------          -------------     --------------


  Liabilities not subject to compromise:
    Accounts payable                                            159,685                  -                      -            159,685
    Accounts payable - debenture holders                              -          3,043,250 (b)                  -          3,043,250
    Contingent liabilities - reorganization                     205,304                  -                      -            205,304
    Accrued liabilities                                         479,825            162,876 (d)                  -            642,701
    Accrued interest  expense on debentures (post-petition)   1,002,870         (1,002,870)(b)                  -                  -
    Note to debenture holders                                         -            523,300 (b)                  -            523,300
    NPD, Inc. note                                              425,000           (425,000)(a)                  -                  -
    Accrued interest - NPD, Inc.                                 64,625            (64,625)(a)                  -                  -
                                                         --------------      -------------          -------------     --------------
  Total liabilities not subject to compromise                 2,337,309          2,236,931                      -          4,574,240
                                                         --------------      -------------          -------------     --------------
    Total liabilities                                    $   12,720,083      $  (6,523,764)         $           -     $    6,196,319
                                                         ==============      =============          =============     ==============


Stockholders' Equity/(Deficit):
  Preferred stock, $.002 par value. Authorized
   5,000,000 shares; 57,800 issued
   and outstanding                                      $           116      $           -          $        (116)(c)   $          -
  Common stock, $.002 par value. Authorized
   40,000,000 shares; 6,079,530 issued                           12,158                  -                (12,158)(c)              -
  Common stock $.002 par value. Authorized
   40,000,000 shares; 1,040,000 issuable                              -              2,080 (b)                  -              2,080
  Additional paid-in capital                                 20,459,946            690,033 (b)        (20,459,946)(c)        690,033
  Unrealized holding loss                                      (200,000)           200,000 (a)                  -                  -
  Accumulated deficit                                       (24,446,129)         3,973,909 (a)(b)      20,472,220 (c)              -
                                                        ---------------      -------------          -------------     --------------
    Total stockholders' equity/(deficit)                $    (4,173,909)     $   4,866,022          $           -     $      692,113
                                                        ---------------      -------------          -------------     --------------
  Total liabilities and stockholders' equity/(deficit)  $     8,546,174      $  (1,657,742)         $           -     $    6,888,432
                                                        ===============      =============          =============     ==============


  (b)  Basis of Accounting

  The Company's consolidated financial statements have been prepared on the accrual basis of accounting.

  (c)  Balance Sheet Classification

  The accompanying consolidated balance sheets have been presented as nonclassified. However, assets and liabilities are presented in order of liquidity.

  (d)  Consolidation Policy

  Intercompany transactions and balances have been eliminated in consolidation.

  (e)  Cash and Cash Equivalents

  Cash and cash equivalents include debt securities, which mature in 90 days or less from the date of acquisition.

  (f)  Securities

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

  (g) Recent Accounting Pronouncements and Developments

  The Company adopted Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosures of the pertinent rights and privileges of various securities outstanding (stock options, warrants, preferred stock, debt, and participation rights), including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices, and redemption requirements. Adoption of SFAS 129 has no effect on the Company, since it currently discloses that information.

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

  The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of a Business Enterprise ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in allocating resources and assessing performance. The Company has generally ceased its current business segments and is primarily concentrating on the acquisition or development of new business directions. Therefore, SFAS 131 has no effect on the Company's current disclosures.

  In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The Company currently does not utilize any derivative or hedging instruments and therefore believes that there will be no impact from SFAS No. 133 on the Company's earnings.

  SOP 98-5, "Reporting on the Costs of Start-Up Activities," is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires costs of start-up activities and organization costs to be expensed as incurred. In conjunction with the adoption of fresh-start accounting, the Company early adopted the provisions of SOP 98-5 with no significant impact on its consolidated financial statements.

  (h)  Revenue Recognition

  Installment Contract Receivables: Revenues from finance charges on Installment Contract Receivables (used-car loans) are recognized when earned and are based on the difference between gross cash flow from an Installment Contract Receivable and the total amount paid by the Company to acquire the Contracts. Loan discounts are recorded as unearned income at the time of initial investment in a loan contract and are amortized over the life of the loan to revenue. Loan costs are amortized against revenue as an adjustment of yield.

  The accrual of interest revenue on receivable balances (recognition of revenue) is suspended when a loan is delinquent for 30 days or more. The accrual is resumed when the loan becomes contractually current and past-due interest revenue is then recognized. The Company initially performed, in house, all functions associated with origination, servicing, and collection of the contracts; however, since January 1996, the Company has used an outside contractor to service the Installment Contract Receivables.

  Allowance for Credit Losses - Installment Contract Receivables: An allowance for credit losses is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the Installment Contract Receivables portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the Installment Contract Receivables portfolio, including the nature of the portfolio and specific impaired loans. Allowances for impaired loans are generally determined based on aging, collateral values, or present value of estimated cash flows.

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

  There are inherent uncertainties in determining the allowance for credit losses in a long-established Installment Contract Receivables portfolio. Additionally, the somewhat limited duration of historical experience for this specific portfolio compounds these uncertainties. As a result, the aggregate losses ultimately incurred by the Company for the Installment Contract Receivables portfolio may differ from the allowance for credit losses in the accompanying consolidated financial statements. Management has used its best judgment to arrive at its estimate of the allowance for credit losses, and believes that it is reasonable to cover the losses inherent in the Installment Contract Receivables portfolio at March 31, 1998. Due to fresh-start accounting, there is no allowance at March 31, 1999.

  Purchased Insurance Policies: Revenue and cost of revenue are recognized upon the maturity of a policy (death of the insured). Unmatured Policies are carried, at estimated market value, as an investment asset. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures paid by the Company for the purchase and maintenance of the Policy. Revenues are accounted for as "Gross Revenues" (i.e., before deduction of costs) and as "Net Revenues" (after deduction of costs). Net Revenues are combined with revenues from other business operations in calculating the Company's "Total Net Revenues."

  The ability to recognize matured policy revenue during the period in which a Policy matures depends on the Company's receiving notification of its maturity from a representative of the insured. In some instances, notification may not occur until significantly after the insured's death and after the consolidated financial statements have been finalized for the period in which the Policy matured. To the extent Policy maturities cannot be recorded in the period the Policy matures, the revenue and cost related to the maturity are recognized in the consolidated statement of operations after the maturity of the Policy.

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

  (i) Debt Issuance Cost Amortization

  Debt issuance costs are amortized over the life of the related debt. At March 31, 1999 and 1998, all debt issuance costs had been fully amortized.

  (j)  Income Taxes

  The Company calculates income taxes using the asset and liability method prescribed by Financial Accounting Standards Board Statement No. 109 - "Accounting for Income Taxes." Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company, based on the weight of the available evidence, provides an offsetting valuation allowance against deferred tax assets to the extent it determines it is highly possible that any such deferred tax assets will not be usable.

  (k) Fair Value of Financial Instruments

  The Company's financial instruments include cash, accounts receivable, Installment Contract Receivables, purchased Policies, accounts payable, accrued liabilities, and the note payable to the Debenture holders. The fair values of these financial instruments have been determined using available market information and interest rates as of March 31, 1999. All of the Company's financial instruments are held for non-trading purposes.

  At March 31, 1998, the fair value of the Debentures, which were due in September 1997 and not paid, was substantially less than the carrying value of $7.2 million plus accrued interest, based on the uncertainty of the Company's ability to continue as a going concern. The Company's management was unable to determine with any precision or certainty what the fair value was at that time; however, the Company repurchased Debentures at a discount from face value during the year ended March 31, 1998. The fair values of all other financial instruments were not materially different from their carrying values.

  (l)  Earnings per Share

  Primary earnings per share amounts are computed based on the weighted average number of shares issuable for the twenty-six days ended March 31, 1999, which were 1,040,000, on the weighted average number of shares outstanding for the eleven months and five days ended March 5, 1999, which were 6,079,530, and on the weighted average number of shares outstanding for 1998, which were 6,039,391 shares. There were no Options or Warrants outstanding at March 31, 1999. However, the effects of the rights of the holders of old Options and Warrants pursuant to the Plan of Reorganization were anti-dilutive. At March 31, 1998, Options and Warrants outstanding totaled 6,323,500. At March 31, 1998, the effects of Options outstanding for 3,660,000 shares of Common Stock were anti-dilutive. Therefore, fully diluted earnings per share amounts for 1999 and 1998 are not presented because they do not differ significantly from primary earnings per share.

  (m)  Use of Estimates

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


(2) Voluntary Bankruptcy and Plan of Reorganization

On September 22, 1997, AutoLend Group, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Court due to its inability to make scheduled principal and interest payments on its Debentures.

The related Disclosure Statement was approved by the Bankruptcy Court in September 1998 and, together with its Plan of Reorganization ("the Plan"), was mailed to its creditors and other interest holders in October 1998. They approved the Plan and on February 3, 1999, the Bankruptcy Court confirmed the Plan, which became effective on March 5, 1999. The confirmed Plan provided for the following:

  Class of unsecured creditors - as of the date of this report, these creditors
  ----------------------------
  have now received 100% of their allowed claims.

  Holders of Debentures - will receive 1,040,000 shares of new Common Stock,
  ---------------------
  plus aggregate up-front cash payments of $3,043,250 and notes payable in the aggregate amount of $624,000 (undiscounted) in exchange for $7,225,000 in principal value of Debenture debt and $2,375,689 in accrued interest (see Note
  17).

  Holders of Old Common Stock - will have the right to purchase up to one share
  ---------------------------
  of new Common Stock for each share of old Common Stock they own, for $1.00 per new common share. These holders have 60 days following the final issuance of the Registration Statement to elect their purchase.

  Holders of Old Preferred Stock - will have the right to purchase up to 100
  ------------------------------
  shares of new Common Stock for each share of Preferred Stock they own, for $1.00 per new common share. These holders have 60 days following the final issuance of the Registration Statement to elect their purchase.

  Holders of New Common Stock - will have the right to purchase a pro rata
  ---------------------------
  portion of the aggregate number of shares of new Common Stock not purchased by the holders of old Common and Preferred Stock during the initial offering period, for $1.00 per share. In addition, each holder of new Common Stock has the option to purchase any amount of any remaining shares of new Common Stock, not otherwise purchased by holders of new Common Stock, on a pro rata basis at $1.00 per share. These holders can exercise their rights 61 to 90 days following the final issuance of the Registration Statement.

  Holders of Class A and Class B Warrants - For one year after March 5, 1999,
  ---------------------------------------
  holders of Class A and Class B Warrants may purchase up to the same number of shares of new Common Stock that they could have purchased of the old Common Stock pursuant to the Warrants for $4.00 per new Common Share.

  Holders of Options - For one year after March 5, 1999, holders of Options to
  ------------------
  purchase shares of old Common Stock may purchase the same number of shares of new Common Stock that they could have purchased of old Common Stock pursuant to their Options for $4.00 per new Common Share.


(3)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future capital and financing requirements and the success of future operations. The Company's Plan proposes developing a new business, which consists primarily of providing gaming devices and machines to certain non-profit organizations in New Mexico. The Company cannot, however, assure the future profitability and magnitude of the gaming business or any other business it may pursue, as they are yet unproven. These factors raise substantial doubt about the Company's ability to continue as a going concern.


(4)  Debentures and Exchange Offer

On October 22, 1996, the Company initiated its offer to exchange Common Stock, $.002 par value per share ("Common Stock"), and 14 percent cumulative convertible Preferred Stock,

$.002 par value per share ("Preferred Stock"), for its outstanding Debentures ("Exchange Offer"). On April 8, 1997, the Exchange Offer expired, and the Company issued an aggregate of 1.4 million shares of its Common Stock and 57,800 shares of its Preferred Stock in exchange for $7.2 million in principal amount of Debentures. Pursuant to the Exchange Offer, the Company issued 855,205 shares of Common Stock valued at $0.5625 per share and 57,800 shares of its Preferred Stock valued at $100 per share in excess of the original conversion privilege offered by these Debentures. As a result, during the year ended March 31, 1998, the Company recorded a non-cash transaction: a conversion charge of $6.3 million, an increase to additional paid-in capital of $14.5 million, and an increase in the Common Stock of $2,889 and Preferred Stock of $116. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

During the 12 months ended March 31, 1998, and excluding the Exchange Offer, the Company repurchased Debentures representing $8.9 million in combined principal amount and accrued interest for $5.7 million in cash, which resulted in a gain of $3.2 million.

As a result of the Exchange Offer and the subsequent Debenture repurchases, the balance of Debentures and interest on March 31, 1998, were $7.2 million in principal and $1.7 million in interest. All outstanding principal became due on the remaining Debentures on September 19, 1997; however, this payment was not made. Effective March 5, 1999, in conjunction with the Company's Plan, all remaining Debentures, and any interest accrued thereon, were canceled.


(5)  Option to Purchase ITB Shares

The Option - In August 1997, the Company was granted an Option to purchase up to
----------
an approximately 25 percent equity interest (the "ITB Shares") in International Thoroughbred Breeders, Inc. ("ITB"), for $4.00 per share from NPD, Inc. ("NPD"), an affiliated company, controlled by Nunzio P. DeSantis and Anthony Coelho, one of the Company's directors. As consideration for this Option, which was to expire on August 29, 1999, the Company paid NPD $0.2 million and issued it a contingent note for $2.3 million. This note accrued interest at 10 percent per annum and was to be due July 9, 1999. ITB owned and operated Garden State Park and Freehold Raceway in New Jersey (horse racing tracks) and owns the former El Rancho Casino property in Las Vegas, Nevada.

Related Loan Transaction - In a related transaction, the Company loaned $3.0
------------------------
million to NPD. This loan accrued interest at 10 percent per annum and was payable on July 9, 1999. It was secured by the ITB Shares, subject to a prior lien to the seller of the ITB Shares as security for NPD to pay the balance of the purchase price for the ITB Shares. The Company also guaranteed up to $2.0 million of NPD's obligation to pay the remaining portion of the purchase price to the seller of the ITB Shares, and deposited $2.0 million into a cash collateral account to secure the guarantee.

Related Litigation - On June 5, 1998, the Company filed an adversary claim with
------------------
the New Mexico Bankruptcy Court against NPD. The NPD claim sought, among other things, the return of the $2.0 million escrow deposit (plus interest), NPD's payment of the $3.0 million NPD loan (plus interest), the cancellation of the Option, and the corresponding cancellation of the Company's obligations under the NPD note. The Company was also involved in litigation concerning ITB in Delaware Chancery Court. It addressed many issues outside the scope of the Company's concern but included the foregoing issues in the New Mexico Bankruptcy Court.

In September 1998, the Bankruptcy Court approved a settlement of the New Mexico NPD adversary case, and, in October 1998, the Chancery Court approved a settlement in the Delaware ITB case. In connection with these settlements, the Company's option to purchase the ITB Shares and the $0.4 million ($2.3 million contingent) note payable to NPD were canceled; the $2.0 million escrow deposit (plus interest) was returned to the Company; and $2.3 million of the $3.0 million loan made to NPD was paid to the Company. As a result, the Company recognized a loss associated with this transaction of approximately $1.4 million during 1999. This loss, however, does not recognize the potential offsets that may result from the Company's rights to a portion of the funds that NPD may receive from the possible sale of ITB's Las Vegas real estate. Also pursuant to the settlement agreement, the Company has assumed ITB's office lease in Albuquerque, New Mexico.

On January 29, 1999, this settlement was consummated, and $4.4 million in cash was received. Effective with the consumation of the settlement, and with the exception of the potential receipt of funds from the sale of the Las Vegas real estate, the Company has no further relationships with ITB. Similarly, and with the same exception, the Company has no further legal or financial relationship with NPD, Inc.


(6)  Preferred Stock

In connection with the Exchange Offer (see Note 4), effective April 8, 1997, the Company issued 57,800 shares of newly created Preferred Stock with a stated value of $100 per share. Dividends are at an annual rate of 14 percent on the stated value, payable quarterly, at the option of the Company, in cash, Common Stock, Preferred Stock, or a combination thereof. Dividends must be paid on Preferred Stock before any dividends can be paid on Common Stock.

At March 5, 1999, the effective date of the Company's Plan, dividends in arrears on the Preferred Stock were approximately $1.6 million, or $28 per share. Under the Plan, the Preferred Stock and any associated dividends have been cancelled in exchange for certain rights to purchase Common Stock in the reorganized Company (see Note 2).


(7)  Discontinued Operations

One of the Company's subsidiaries, AutoLend IAP, Inc. ("IAP"), was sold on September 18, 1996, to its departing management forming the company Auction Finance Group, Inc. ("AFG"). The Company received full, undiscounted payment in cash for all IAP's receivables outstanding, and also received cash payment for the book value of equipment and fixtures used in the business. In addition, the Company received shares of IAP's Preferred Stock. These shares of Preferred Stock had a face value of $1.0 million, bearing interest at 11 percent. If the face value and accrued interest were not repaid to the Company in full at the end of three years, the Company could convert the Preferred Stock into Common Stock equal to 51 percent of IAP at the date of conversion. At March 31, 1998, management of the Company was negotiating with the new owners of IAP for the early repayment of the Preferred Stock. Since no agreement has been executed, the fair value of the investment was reduced to $250,000; this amount represents the escrow deposit available to guarantee the redemption of the stock.

Because of the Company's need to maximize and expedite the receipt of cash for its creditors, the Company explored the possibility of an early redemption of its IAP securities by giving some discount as consideration for an immediate cash payment from AFG. An amount of $600,000, plus some partial interest, was offered by AFG, and on July 17, 1998, the Company, through its bankruptcy counsel, received a letter indicating that such funds were on deposit and ready, pending the Bankruptcy Court's approval of the transaction. On the same day, the Company filed a motion with the Bankruptcy Court [the Debtor's Motion to Approve Compromise (IAP Note)] to approve the transaction. On July 20, 1998, a Notice of Filing was filed with the Bankruptcy Court. On August 21, 1998, the Bankruptcy Court approved the motion. On September 30, 1998, the IAP redemption was consummated, for which $614,560 in cash was received and a loss of $25,440 was realized by the Company.

As a result of the sale of IAP, the past results of operations of IAP have been treated as a discontinued operation in the accompanying consolidated financial statements. No interest expense has been allocated to discontinued operations. Summarized results of IAP included in the accompanying consolidated financial statements are as follows:

                                   Fiscal Years Ended March 31:
                             ----------------------------------------


                                 1999     |      1998         1997
                             ------------ |  -----------   -----------
                                          |
                                          |
      Revenue                $          - |  $         -   $   825,706
      Net loss                          - |            -      (152,973)
      Loss per common share             - |            -         (0.03)

(8)    Restricted Cash

As of March 31, 1999, $2,791,178 of the Company's cash balance was restricted pursuant to the terms of the Company's Plan.


(9)  Installment Contract Receivables

At March 31, 1999 and 1998, Installment Contract Receivables consisted of the following:

                                                  1999 (1)                 1998
                                             ----------------   |    ----------------
                                                                |
                                                                |
    Installment contracts receivable         $         55,531   |    $        541,803
    Unearned finance charges                           (1,736)  |             (80,211)
                                             ----------------   |    ----------------
    Installment contracts receivable, net of                    |
      unearned finance charges                         53,795   |             461,592
    Collateral owned                                        -   |              22,286
    Allowance for credit losses                             -   |            (187,669)
                                             ----------------   |    ----------------
                                                                |
    Installment contracts receivable, net    $         53,795   |    $        296,209
                                             ================   |    ================

A summary of the allowance for credit losses on the Installment Contracts Receivable is as follows:

                                             Twenty-six        |       Eleven months            Years ended March 31:
                                             days ended        |       and five days     -----------------------------------
                                             March 31,         |           ended
                                              1999 (1)         |       March 5, 1999            1998               1997
                                     -----------------------   |    -----------------    ---------------    ----------------
                                                               |
                                                               |
                                                               |
Balance - beginning of period           $                  -   |    $         187,669    $     1,068,545    $      3,995,296
Provision for losses, net of                         (24,000)  |             (375,000)           (41,000)          3,625,078
 recoveries                                                    |
Charge offs and adjustments                           24,000   |              264,748           (839,876)         (6,551,829)
                                     -----------------------   |    -----------------    ---------------    ----------------
Balance - end of period                 $                  -   |    $          77,417    $       187,669    $      1,068,545
                                     =======================   |    =================    ===============    ================

(1) In connection with the adoption of fresh-start accounting, the allowance for credit losses of $77,417 was reduced to zero at March 5, 1999.

Most of the Company's Installment Contract Receivables are due from consumers in the Southeast, West, and Northeast regions of the United States. To some extent, realization of the receivables will depend on local economic conditions. The Company holds vehicle titles as collateral for all contracts receivable until the contracts are paid in full.


(10)   Purchased Insurance Policies

At March 31, 1999 and 1998, the face values of the policies held were $800,919 and $1,879,420, respectively. The historical cost, including capitalized acquisition costs, of these policies at March 31, 1999 and 1998 was $639,211 and $1,386,265, respectively. A summary of the allowance for credit losses on the purchased insurance policies is as follows:


                                              Twenty-six         |      Eleven months            Years ended March 31:
                                              days ended         |      and five days     -------------------------------------
                                              March 31,          |          ended
                                               1999 (1)          |      March 5, 1999           1998                1997
                                      -----------------------    |   -----------------    ---------------   -------------------
                                                                 |
                                                                 |
                                                                 |
Balance - beginning of period             $                 -    |   $       1,057,072    $       925,300   $                 -
Provision for recoveries, write-downs                            |
     and valuation allowance                                -    |            (544,511)           131,772               925,300
                                      -----------------------    |   -----------------    ---------------   -------------------
Balance - end of period                   $                 -    |   $         512,561    $     1,057,072   $           925,300
                                      =======================    |   =================    ===============   ===================

(1) In connection with the adoption of fresh-start accounting, the allowance for credit losses of $512,561 was reduced, against the carrying cost of the purchased insurance policies, to zero at March 5, 1999.


(11)   Securities

At March 31, 1998, certain securities classified as available-for-sale were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

No securities were classified as trading or held-to-maturity at March 31, 1999 and 1998. Investments in available-for-sale securities are summarized as follows at March 31:

                                                            1998
                                            --------------------------------------

                                                                      Corporate
                                                Stock Option             Debt
                                                   (ITB)             (IAP Stock)
                                            -----------------    -----------------

Fair market value, beginning of period      $         625,000    $         800,000
Permanent impairment                                        -             (160,000)
Unrealized losses                                    (200,000)            (390,000)
                                            -----------------    -----------------
Fair market value, end of period            $         425,000    $         250,000
                                            =================    =================

The stock option was cancelled on March 5, 1999 (see Note 5), resulting in a realized loss of $200,000. On September 30, 1998, the IAP stock was redeemed for $614,560 resulting in a realized loss of $25,440 (see Note 7). There were no realized gains or losses on securities for the year ended March 31, 1998.

(12)    Comprehensive Income

Other comprehensive income is comprised of the following:


                                                                                           Years ended March 31:
                                               Twenty-six       |      Eleven months and   ------------------------------
                                               days ended       |       five days ended
                                             March 31, 1999     |        March 5, 1999          1998            1997
                                          ------------------    |     -----------------    ---------------  -------------
                                                                |
                                                                |
Unrealized loss on securities:                                  |
   Loss arising during year               $                -    |     $               -    $      (590,000) $           -
   Less reclassification adjustment for                         |
      losses included in net income                        -    |               590,000                  -              -
                                          ------------------    |     -----------------    ---------------  -------------
                                                                |
   Net loss recognized in other                                 |
     comprehensive income                                  -    |               590,000           (590,000)             -
                                          ------------------    |     -----------------    ---------------  -------------
Other comprehensive income                $                -    |     $         590,000    $      (590,000) $           -
                                          ==================    |     =================    ===============  =============


Comprehensive income is the total of net income plus all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. An analysis of changes in components of accumulated other comprehensive income is presented in the consolidated statement of stockholders'equity/(deficit).


(13)   Fixed Assets

For the fiscal year ended March 31, 1999, furniture and fixtures as well as computers and software are stated at their estimated fair value as a result of the adoption of fresh-start accounting. Depreciation is computed by using the straight-line method over five years, the estimated useful life of the asset(s). A summary of fixed assets and accumulated depreciation recorded for the fiscal years ended March 31, 1999, and 1998, is as follows:

                                               1999         |            1998
                                       ------------------   |    -----------------
                                                            |
                                                            |
Furniture and fixtures                 $            2,601   |    $          27,809
Computers and software                             16,491   |               80,416
                                       ------------------   |    -----------------
Gross book value                                   19,092   |              108,225
Less:  accumulated depreciation                    (1,603)  |              (68,614)
                                       ------------------   |    -----------------
   Total net book value                $           17,489   |    $          39,611
                                       ==================   |    =================

In connection with the adoption of fresh-start accounting, the accumulated depreciation was reduced to zero at March 5, 1999.


(14)   Income Taxes

A reconciliation of the Company's actual income tax benefit to that computed using the United States federal statutory rate of 34 percent is as follows:


                                                                                                Years ended March 31:
                                                Twenty-six       |     Eleven months and     ---------------------------------------
                                                days ended       |      five days ended
                                              March 31, 1999     |       March 5, 1999            1998                1997
                                          ------------------     |     -----------------     ---------------  ----------------------
                                                                 |
                                                                 |
Computed "expected" tax (benefit) expense                        |
Increase (decrease) in income taxes       $          (42,042)    |    $        1,023,687     $    (1,874,012) $          (3,921,997)
 resulting from:                                                 |
    Non-deductible (includable) debt to                          |
     stock conversion                                            |
    Amortization of goodwill                               -     |            (1,816,289)          2,131,472                      -
    Change in valulation allowances                        -     |                     -                   -                223,225
    Other                                            (15,500)    |              (207,119)                  -                      -
    Limitation of net operating loss                   4,035     |                53,615                   -                      -
     carryforward                                                |
Total income tax expense                              53,507     |               946,106            (257,460)             3,698,772
                                          ------------------     |     -----------------     ---------------  ---------------------
                                          $                -     |     $               -     $             -  $                   -
                                          ==================     |     =================     ===============  =====================

The tax effects of temporary differences that give rise to deferred tax liabilities at March 31, 1999 and 1998, are presented as follows:

                                                           1999         |                 1998
                                                  -------------------   |       ---------------------
     Deferred tax assets:                                               |
                                                                        |
      Bad debt reserve                            $            29,883   |       $              91,392
      Capital loss carryover                                  920,148   |                     203,227
      Net operating loss                                    3,565,402   |                   5,617,126
      Deferred compensation                                    62,075   |                           -
      Valuation reserve on investment                                   |
            and insurance policies                            197,849   |                    487,493
                                                  -------------------   |       ---------------------
      Subtotal:  gross deferred tax assets        $         4,775,357   |       $           6,399,238
                                                  -------------------   |       ---------------------
                                                                        |
     Deferred tax liabilities:                                          |
      Other                                                     1,700   |                      18,575
                                                  -------------------   |       ---------------------
      Subtotal:  gross deferred tax               $             1,700   |       $              18,575
       liabilities                                                      |
                                                  -------------------   |       ---------------------
                                                                        |
     Net deferred tax asset, before valuation                           |
      allowance                                   $         4,773,657   |       $           6,380,663
     Valuation allowance for deferred tax                  (4,773,657)  |                  (6,380,663)
      assets                                                            |
     Total net deferred tax asset                 $                 -   |       $                   -
                                                  ===================   |       =====================

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

Each Class A Warrant entitled the registered holder to purchase one Common Share and one redeemable Class B Warrant at an exercise price of $4.00 through its expiration date. Each Class B Warrant entitled the registered holder to purchase one Common Share at $7.00 from the date of issuance through its expiration date. The Class A and Class B Warrants were subject to redemption at $0.05 per Warrant on 30 days' prior written notice if the closing bid price of the Common Shares exceeds $5.50 and $9.70 per share, respectively, for 30 consecutive business days ending within 15 days of the date of notice of redemption. During the year ended March 31, 1993, 151,500 Class A Warrants and 44,500 Class B Warrants were exercised. A total of 1,000 Class A Warrants were exercised during the year ended March 31, 1992. In addition, the Company repurchased 142,000 Class A Warrants at a total cost of $227,355. The Company has also granted Warrants to individuals to purchase 25,000 Common Shares at $3.00 per share through March 11, 2001, and 20,000 Common Shares at $12.25 through September 18, 2001 At March 31, 1998, 2,555,500 Class A Warrants and 108,000 Class B Warrants were outstanding. A majority of the Warrants were due to expire on January 31, 1998, when the Company was under the restrictions of the Chapter 11 Bankruptcy proceeding and was thus unable to address the issue of extending their expiration date. However, these Warrants were canceled pursuant to the confirmed Plan of Reorganization. The holders of the Company's Class A and B Warrants and Options have a 12-month period, beginning March 5, 1999, to purchase the same number of shares of Common Stock as originally provided for under the Warrants or Options at $4.00 per share.

The Company has a stock option plan under which both incentive and non-qualified stock Options may be granted to purchase up to 4,500,000 shares of Common Stock. For Options granted as incentive stock options under the Plan, the exercise price must be at least equal to the fair market value on the date of the grant. The exercise price for non-qualified Options may be less than fair market value. All presently outstanding Options are now exercisable at $4.00 and expire as of March 4, 2000.

                                         AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                      Notes to Consolidated Financial Statements
                                            March 31, 1999, 1998, and 1997


The options are summarized as follows:
                                                   1999                           1998                             1997
                                      --------------------------------  ---------------------------  -------------------------------

                                                          Weighted-    |                Weighted-                      Weighted-
                                            # of           Average     |    # of         Average           # of         Average
                                           Shares       Exercise Price |   Shares     Exercise Price      Shares     Exercise Price
                                      ---------------   -------------- | -----------  --------------   -----------   --------------
                                                                       |
Outstanding at beginning of year            3,660,000   $         0.74 |    1,100,000 $         2.47     1,865,000   $         2.77
Granted                                             -                - |    2,720,000           0.19       525,000             2.65
Plan of reorganization (1)                 (3,660,000)           (0.74)|            -              -             -                -
Forfeited                                           -                - |     (160,000)          3.25    (1,290,000)            2.98
                                      ---------------    ------------- | ------------  -------------   -----------   --------------
                                                                       |
Outstanding at end of year                          -                - |    3,660,000           0.74     1,100,000             2.47
                                                                       |
Options exercisable at year end                     -                - |    3,660,000              -       820,000                -

(1) Under the Plan of Reorganization options outstanding as of the effective date, March 5, 1999, have been cancelled. However, option holders have the right to purchase the same number of shares of new Common Stock at a price of $4.00 per share. The right to purchase new shares ends March 4, 2000.

(16) Net Operating Loss Carryforwards

As of March 31, 1999, the Company had available unused capital loss carry-forwards and operating loss carry-forwards that may provide future tax benefits, which expire as follows:

                       Unused Capital             Federal Unused Net                 State Unused Net
    Year of                 Loss                    Operating Loss                    Operating Loss
   Expiration           Carryforwards               Carryforwards                     Carryforwards
----------------    -------------------    ------------------------------    ------------------------------

      2000          $         1,359,000       $                         -       $                         -
      2002                    1,023,000                                 -                         6,116,000
      2003                            -                                 -                           220,000
      2004                            -                                 -                         2,939,235
      2012                            -                         6,078,000                                 -
      2013                            -                           220,000                                 -
      2019                            -                         2,939,235                                 -
                    -------------------    ------------------------------    ------------------------------
Total               $         2,382,000       $                 9,237,235       $                 9,275,235
                    ===================    ==============================    ==============================

Capital loss carryforwards arise due to losses incurred on the disposal of capital assets and may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income). Net operating loss carryforwards are the result of prior (and current) years' operations, which had recorded a net loss in terms of income tax computations. In general, operating loss carryforwards can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock. If there is a substantial change in ownership involved, tax benefits could be reduced. Other limiting factors may also apply.

With the Plan now effective, net operating loss carryforwards listed above have been reduced in total by $5.3 million due to debt forgiveness associated with the stock offer, and the remainder is intact and usable. At a combined federal and state corporate statutory tax rate of 38.6 percent, the remaining losses can, in a valid situation, result in the cancellation of a requirement to pay approximately $3.5 million in federal and state income taxes, either immediately in one year or spread out over many years. The capital loss carryforwards have not been reduced by the Plan. The requirements to utilize such loss carryforwards are strict and the possibilities for usage are limited.


(17) Commitments and Contingencies

Note Payable Debenture Holders. As a result of the Debenture debt forgiveness, uncollateralized notes aggregating $624,000 (undiscounted) were received by the Debenture holders. These notes are payable in five equal annual payments of $124,800. For financial statement presentation, these notes have been discounted based on an interest rate of 6%, resulting in an unamortized discount of $100,700. These notes have been recorded at their discounted value of $523,300.

Securities and Exchange Commission. On February 16, 1999, the Company was notified by its counsel that it is subject to an investigation by the Securities and Exchange Commission (the"SEC") in connection with certain activities that took place between September 1996 and September 1997. The Company has cooperated fully with the staff of the SEC to aid their understanding of the matters of concern. In this regard, the Company has provided extensive documentation and has made its executives available for depositions. The Company is unaware of any further requirements with respect to this issue at this time.

Albuquerque Office Lease. On August 8, 1997, the Company relocated its principal executive offices from 215 Central NW to 600 Central SW, Albuquerque, New Mexico. This space was being leased from ITB on a month-to-month basis. In February 1999, the Company assumed the ITB lease, which resulted in scheduled lease payments of $119,220 per year for the fiscal years ending 2000 and 2001, and $39,740 for the fiscal year ending 2002. The lease terminates on July 31, 2002, and the lease payments are $9,935 per month. Beginning August 1, 1999 and each August 1 thereafter, the lease payments may be adjusted according to any changes in the Consumer Price Index. The Company believes the office space is adequate to meet its needs.

Miami Office Lease. The Company had previously leased approximately 17,000 square feet of office space in Miami Beach, Florida, under a six-year non-cancelable lease, effective May 1994. In February 1996, the Company moved out of these premises. At September 30, 1997, approximately 35 months of the lease remained at a cost of $341,250 per year. On January 28, 1998, the Bankruptcy Court approved a settlement with the landlord, dated October 31, 1997, which released the Company from its obligations under the lease. The Company paid the landlord $105,850 (including funds already on deposit) in complete satisfaction of all claims. The Company had provided a lease loss accrual of $516,000 during fiscal year 1997 for the rent payments and other lease-related expenses called for under the lease. Because of the Bankruptcy Court-approved settlement with the landlord, a gain on settlement of the Miami lease of $266,378 was recorded for the fiscal year ended March 31, 1998. In September 1998, the Bankruptcy Court approved a settlement with the sublessee for $64,725.

Rent expense for operating leases was approximately $28,000 for the fiscal year ended March 31, 1999, compared to $14,000 for the fiscal year ended March 31, 1998, and $179,000 for the fiscal year ended March 31, 1997.

Installment Receivables. The Company is currently considering a sale of a portfolio of installment receivables, which are non-performing and which have been fully reserved, to an independent third party. There is also a sales- and use-tax refund opportunity applicable to those receivables because the borrower defaulted. The Company is currently pursuing a potential refund of some of these taxes. The amounts relating to these events are not readily determinable, and recovery is not certain. Therefore, these consolidated financial statements do not reflect the potential financial impact related to these activities.

Living Benefits, Inc. Litigation. On September 12, 1996, a complaint was filed against the Company in the United States District Court for the District of New Mexico by Living Benefits,

Inc. (the "Plaintiff"). The complaint alleges that the Company is obligated to the Plaintiff for more than $1.6 million, with interest at 8.75 percent from June 30, 1992, for "earn-out payments" allegedly owed under a contract between the Plaintiff and the Company dated March 14, 1992. The Plaintiff is also seeking punitive damages for bad faith in an undisclosed amount and attorney's fees. On December 30, 1997, the Plaintiff filed a claim for approximately $1.7 million, plus legal fees and punitive damages, with the Bankruptcy Court. On April 15, 1998, this suit was turned over to the jurisdiction of the Bankruptcy Court. On January 21, 1999, the Company and the Plaintiff reached a settlement whereby the Company would pay the Plaintiff $1,525,000. This payment was made on March 9, 1999.

AutoLend Group, Inc. v. NPD, Inc. On June 5, 1998, the Company filed Adversary No. 98-1136M, a complaint to recover certain transfers pursuant to 11 U.S.C.
(S)548. In the complaint, the Company has requested relief as follows: avoidance of certain transfers from the Company to NPD, Inc., pursuant to 11 U.S.C. (S)548(a); the return to the Company of the $2.0 million deposited plus accrued interest, in the cash collateral escrow account in connection with the Brennan bankruptcy to secure the Company's guarantee obligation, and a requirement that NPD release the Company from the note payable to NPD; the return of the $200,000 cash paid to NPD for the ITB option; repayment of the $3.0 million which the Company lent to NPD; and pre- and post-judgment interest, costs, and attorneys fees. This adversary was settled by the Bankruptcy Court in conjunction with the October 1998 Delaware ITB settlement, and the corresponding January 1999 receipt of $4.4 million in cash by the Company (see
Note 5).

AutoLend Group, Inc. v. Nunzio P. DeSantis. On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On June 4, 1999, a Motion to Approve Compromise (the "Motion") was filed to resolve this adversary claim. The deadline for receipt of objections to the Motion is June 28, 1999. The Company has received no notification of any objections as of June 23, 1999. The Motion proposes cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of furniture, equipment, and leasehold improvements with a proposed value of approximately $278,000; the transfer of equity securities with a value of at least $500,000 by Mr. DeSantis to the Company; and, the indemnification of Mr. DeSantis by the Company from liability under a Non-Compete Agreement between Mr. DeSantis and a third party, dated March 1995.

AutoLend Group, Inc. v. Jeffrey Ovington. On July 14, 1998, the Company filed an adversary claim against Jeffrey Ovington to recover certain payments made to him. The complaint seeks the possible return of up to $100,000. A motion to dismiss this claim was filed, and no objection was received. This claim was dismissed by the Court effective June 17, 1999.

AutoLend Group, Inc. v. Vincent Villanueva. On July 14, 1998, the Company filed an adversary claim against Vincent Villanueva to recover certain payments made to him. The complaint seeks the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed. The deadline for receipt of objections to the motion has past with no objections filed. The Company anticipates this claim will be dismissed in July of 1999.

AutoLend Group, Inc. v. Cozen & O'Connor. On August 24, 1998, the Company filed an adversary claim against Cozen & O'Connor, a Philadelphia-based law firm, to recover certain payments. The complaint sought the possible return of up to $564,000. On March 4, 1999, a motion was filed to settle this claim by virtue of the elimination of accounts payable of $38,896 due by the Company to Cozen & O'Connor. The deadline for objections has passed, and an order was entered by the Court approving this settlement on March 21, 1999.

AutoLend Group, Inc. v. Standard Capital Group, Inc. On August 24, 1998, the Company filed an adversary claim against Standard Capital Group, Inc., a California corporation, to recover certain payments. The complaint sought the possible return of up to $189,000. This claim was settled, after due notice by approval of the Court on May 27, 1999. In connection therewith, the Company has received payment of $37,200.

Florida Tax Claim. On November 24, 1998, the State of Florida Department of Revenue asserted a tax claim under Chapter 199 of the Florida Statutes for the period June 30, 1994 through June 30, 1998 for Intangible Tax of $668,531, and a claim under Chapter 220 for the period March 31, 1993 through March 31, 1997 for Corporate Income Tax of $42,751. The claim will be litigated in Bankruptcy Court if it cannot be settled. The Company has accrued an amount that it deems appropriate that is far less than the asserted tax claim, based on a recalculation of the tax according to the Florida Tax Laws and is proceeding, in accordance with the confirmed Plan of Reorganization to liquidate the claim.
The Company is currently unable to predict with any degree of certainty the final resolution of the matter.

                                  Schedule II

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                         March 31, 1999, 1998, and 1997

                                                         Balance at          Charged to                               Amount on
                                                          Beginning           Costs and          Fresh-start           Balance
                                                          of Period           Expenses            Adjustment            Sheet
                                                      ----------------------------------------------------------------------------
Description:
------------
Year ended March 31, 1999:
      Intangible assets - accumulated amortization      $     600,000     $          -        $     (600,000)     $        -
      Goodwill - accumulated amortization                   2,708,278                -            (2,708,278)              -
      Debt issuance costs - accumulated amortization        3,575,944                -            (3,575,944)              -

Year ended March 31, 1998:
      Intangible assets - accumulated amortization      $     600,000     $          -        $          -        $     600,000
      Goodwill - accumulated amortization                   2,708,278                -                   -            2,708,278
      Debt issuance costs - accumulated amortization        3,519,501           56,443                   -            3,575,944

Year ended March 31, 1997:
      Intangible assets - accumulated amortization      $     600,000      $         -         $         -        $     600,000
      Goodwill - accumulated amortization                   2,708,278                -                   -            2,708,278
      Debt issuance costs - accumulated amortization        3,276,724          242,777                   -            3,519,501