Form 10-Q
period 1999-06-30
AUTOLEND GROUP INC
filed 1999-08-05
CIK 851697

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
         (Mark one:)

         [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         [ ]       For the quarterly period ended June 30, 1999

                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X         No
                                        ___            ___

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes   X         No
                                        ___            ___
Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was zero at August 3, 1999. In connection with the Registrant's plan of reorganization as confirmed by the Bankruptcy Court on February 3, 1999, and which became effective on March 5, 1999, the Registrant's Common Stock was canceled. The plan includes a proposal under which new Common Stock of the Registrant may be issued. See Notes 2 and 3 to Consolidated Financial Statements in Item 1 hereto.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                         PART I--FINANCIAL INFORMATION


Item 1. Financial Statements...................................................4

  Consolidated Balance Sheets as of June 30, 1999, and March 31, 1999..........4

  Consolidated Statements of Operations for the three-month periods ended June 30, 1999, and 1998..............................................5

  Consolidated Statements of Cash Flows for the three-month periods ended
    June 30, 1999, and 1998....................................................6

  Notes to Consolidated Financial Statements...................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................12

Item 3. Quantitative and Qualitative Disclosure About Market Risk.............14


                          PART II--OTHER INFORMATION


Item 1. Legal Proceedings.....................................................15

Item 2. Changes in Securities and Use of Proceeds.............................15

Item 3. Defaults Upon Senior Securities.......................................15

Item 4. Submission of Matters to a Vote of Security Holders...................15

Item 5. Other Information.....................................................15

Item 6. Exhibits and Reports on Form 8-K......................................16

SIGNATURES....................................................................17

                          FORWARD-LOOKING INFORMATION


The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors inherent in the consummation of any plan in a Chapter 11 bankruptcy case, e.g., the perceived difficulties from the Company's bankruptcy, which could adversely affect its existing and proposed operations, and other difficulties relating to its Chapter 11 bankruptcy; and the risks relating to the operation of a gaming business, which forms a significant part of the Company's Plan of Reorganization. From time to time, the Company may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.


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

Fortunately, the Company's present small base of operations is not heavily dependent upon computers. However, steps are being taken to test and, if necessary, upgrade computers and software within the Company. The ultimate cost of completing this process is not yet known, but management does not anticipate an expenditure of more than $10,000. Testing and any upgrades necessary should be complete by October 1999. Management feels reasonably confident, in general, about the Company's level of exposure. However, given the possible rather drastic scenarios worldwide as discussed in the media, the Company cannot assure that it will not be detrimentally impacted in some way.

                                               AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                                  Part 1 - Financial Information

Item 1. Financial Statements

                                                    Consolidated Balance Sheets

                                                                      June 30, 1999            March 31, 1999
                                                                ----------------------    ----------------------
                                                                       (Unaudited)                (audited)
Assets:
        Cash                                                      $       1,430,454         $       2,146,759
        Restricted cash                                                   1,165,500                 2,791,178
                                                                ----------------------    ----------------------
           Cash and cash equivalents                              $       2,595,954         $       4,937,937

        Other receivables                                                     4,044                    44,741
        Prepaid expenses                                                      8,612                    16,669
        Installment contracts receivable                                     38,769                    53,795
        Purchased insurance policies at estimated market value;
         face value of $594,544 at June 30, 1999 and $800,919
         at March 31, 1999                                                   94,670                   126,650
        Fixed assets, less accumulated depreciation of $6,281 at
         June 30, 1999 and $1,603 at March 31, 1999                          12,811                    17,489
        Other assets                                                         54,437                         -
                                                                ----------------------    ----------------------
             Total assets                                         $       2,809,297         $       5,197,281
                                                                ======================    ======================

Liabilities:
        Accounts payable - Debenture holders                      $       1,165,500         $       3,043,250
        Accounts payable - Trade                                            120,689                    84,768
        Accrued contingent legal fees                                       142,398                   270,713
        Accrued contingent payroll                                          406,107                   406,107
        Accrued liabilities                                                  34,658                    55,814
        Other contingent liabilities                                        186,079                   244,867
        Note payable - Debenture holders                                    523,300                   523,300
                                                                ----------------------    ----------------------
              Total liabilities                                   $       2,578,731         $       4,628,819
                                                                ----------------------    ----------------------


Stockholders' Equity:
   Common stock, $.002 par value. Authorized 40,000,000
      shares; issuable 1,040,000 shares                           $           2,080         $           2,080
   Additional paid-in capital                                               690,033                   690,033
   Accumulated deficit                                                     (461,547)                 (123,651)
                                                                ----------------------    ----------------------
      Total stockholders' equity                                  $         230,566         $         568,462
                                                                ----------------------    ----------------------
   Total liabilities and stockholders' equity                     $       2,809,297         $       5,197,281
                                                                ======================    ======================


           See accompany notes to consolidated financial statements.



                                               AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Operations
                                                            (unaudited)


                                                                                Three Month Period Ended
                                                                                       June 30,
                                                                        ---------------------------------------
                                                                            Registrant     |        Predecessor
                                                                               1999        |           1998
                                                                        ----------------   |    ----------------
                                                                                           |
Revenues:                                                                                  |
  Finance charges on installment contracts                                $        6,917   |      $       42,305
  Revenues from matured insurance policies                                        85,421   |               5,000
                                                                        ----------------   |    ----------------
     Gross revenues                                                               92,338   |              47,305
  Cost of matured insurance policies                                             (31,980)  |                   -
                                                                        ----------------   |    ----------------
     Total net revenues                                                   $       60,358   |      $       47,305
                                                                                           |
General and administrative expenses                                             (409,990)  |            (385,501)
Loan loss recovery, net                                                           60,091   |             102,000
                                                                        ----------------   |    ----------------
  Operating loss                                                          $     (289,541)  |      $     (236,196)
                                                                        ----------------   |    ----------------
                                                                                           |
Other income/(expense):                                                                    |
   Interest income on cash and cash equivalents                           $       48,721   |      $       30,212
   NPD, Inc., note receivable interest income accrued                                  -   |              75,882
   Debentures interest expense accrued                                                 -   |            (171,594)
   NPD, Inc., note payable interest expense accrued                                    -   |             (10,625)
   Write-off of fixed assets                                                           -   |              (4,570)
   Debenture loan discount amortization                                           (8,069)  |                   -
                                                                        ----------------   |    ----------------
    Total net other income (expense)                                      $       40,652   |      $      (80,695)
                                                                        ----------------   |    ----------------
   Loss before reorganization costs                                             (248,889)  |            (316,891)
Reorganization costs incurred during Chapter 11 proceedings                      (89,007)  |            (127,144)
                                                                        ----------------   |    ----------------
Net loss                                                                  $     (337,896)  |      $     (444,035)
                                                                        ================   |    ================
Per Share:                                                                                 |
   Operating loss                                                         $        (0.28)  |      $        (0.04)
   Total net other income (expense)                                                 0.04   |               (0.01)
                                                                        ----------------   |    ----------------
                                                                                           |
                                                                                           |
   Loss before reorganization costs                                       $        (0.24)  |      $        (0.05)
Reorganization costs incurred after Chapter 11 proceedings                         (0.08)  |               (0.02)
                                                                        ----------------   |    ----------------
Net loss                                                                  $        (0.32)  |      $        (0.07)
                                                                        ================   |    ================
Weighted average number of common and common                                               |
  equivalent shares outstanding                                                        -   |           6,079,530
                                                                        ================   |    ================
Weighted average number of common and common                                               |
  equivalent shares issuable                                                   1,040,000   |                   -
                                                                        ================   |    ================



         See accompanying notes to consolidated financial statements.


                                               AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flow
                                                            (unaudited)

                                                                           Three Month Period Ended
                                                                                  June 30,
                                                                   ----------------------------------------
                                                                        Registrant      |       Predecessor
                                                                           1999         |          1998
                                                                   -----------------    |   ----------------
                                                                                        |
                                                                                        |
Cash flow from operating activities:                                                    |
   Net loss                                                         $       (337,896)   |    $      (444,035)
   Adjustments to reconcile net loss to net cash flow from                              |
    operating activities                                                                |
      Depreciation expense                                                     4,678    |              5,323
      Loan loss recovery, net                                                (60,091)   |           (102,000)
      Write-off of fixed assets                                                    -    |              4,570
   Changes in assets and liabilities:                                                   |
      (Increase) decrease in assets:                                                    |
         Other receivables                                                    40,697    |                  -
         Prepaid expenses                                                      8,057    |            100,340
         Installment contracts receivable                                     75,117    |            222,066
         Purchased insurance policies                                         31,980    |                  -
         Interest on escrow deposit                                                -    |            (25,000)
         Interest accrued on note receivable - NPD, Inc.                           -    |            (75,882)
         Other assets                                                        (54,437)   |               (157)
      Increase (decrease) in liabilities:                                               |
         Accounts payable-debenture holders                               (1,877,750)   |                  -
         Accounts payable-trade and accrued liabilities                     (172,338)   |            222,705
         Accrued interest expense                                                  -    |            182,219
                                                                   -----------------    |   ----------------
   Cash provided (used) by operating activities                     $     (2,341,983)   |    $        90,149
                                                                   -----------------    |   ----------------
                                                                                        |
Cash flow from investing activities:                                                    |
                                                                   -----------------    |   ----------------
      Cash provided (used) by investing activities                  $              -    |    $             -
                                                                   -----------------    |   ----------------
                                                                                        |
Cash flow from financing activities:                                                    |
                                                                   -----------------    |   ----------------
      Cash provided (used) in financing activities                  $             -     |    $             -
                                                                   -----------------    |   ----------------
                                                                                        |
Net increase(decrease) in cash and cash equivalents                 $     (2,341,983)   |    $        90,149
Cash and cash equivalents at beginning of period                           4,937,937    |            769,736
                                                                   -----------------    |   ----------------
Cash and cash equivalents at end of period                          $      2,595,954    |    $       859,885
                                                                   -----------------    |   ----------------




         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

(1) Summary of Significant Accounting Policies: Basis of Presentation, Going Concern

     The accompanying consolidated financial statements of AutoLend Group, Inc. and its wholly owned subsidiaries AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. (collectively, the "Company") have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default against, its Convertible Subordinated Debentures due September 19, 1997 (the "Debentures"), the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. On February 3, 1999, the Bankruptcy Court confirmed a Plan of Reorganization (the "Plan"), which became effective on March 5, 1999, at which time the Company attained a positive net equity, and was no longer classified as a "debtor-in-possession". On July 2, 1999, the Company filed a Motion requesting the Bankruptcy Court to enter a Final Decree with respect to the Plan.

     The Company's audited consolidated financial statements as of March 31, 1999, and the accompanying unaudited consolidated financial statements as of June 30, 1999 and 1998, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). While in Chapter 11, the Company operated its business as a debtor-in-possession (the "Predecessor") subject to the jurisdiction of the Bankruptcy Court. The Company adopted fresh-start reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value. Since fresh-start reporting has been reflected in the accompanying consolidated financial statements as of March 31, 1999, and are those of a reorganized entity certain material aspects of these financial statements are not comparable to such statements of any prior period. A "black line" has been drawn between the Registrant's financial statements and those of the Predecessor.

     With respect to the unaudited consolidated financial statements for the three months ended June 30, 1999 and June 30, 1998, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission ("the SEC").


(2)  Plan of Reorganization

     The Plan (which became effective on March 5, 1999) resulted in the cancellation of $7.2 million principal of Debentures and accrued interest thereon, and all of the Company's equity securities

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)



     (including all previously issued shares of Common Stock) as of March 5, 1999. Unsecured creditors have now received payments for 100 percent of their allowed claims.

     The holders of the Debentures will receive in total approximately 1.0 million shares of the Company's new Common Stock, $3.0 million in cash, and non-interest bearing, uncollateralized notes totaling $0.6 million, payable in five annual payments. For financial statement presentation, these notes have been discounted based on an interest rate of 6% resulting in an unamortized discount of $0.1 million. These notes have been recorded at their discounted value of $0.5 million. The Company made the first cash distributions (approximately $1.8 million) related to the Debentures under the Plan during June 1999, and anticipates such distributions being substantially completed by the end of August 1999. The Company is presently verifying the appropriate remaining disbursements, for which the corresponding cash has been escrowed. This escrow consists of restricted cash pursuant to the terms of the Plan, and was in the amount of $1.2 million as of June 30, 1999 (and was $2.8 million at March 31, 1999).

     The holders of the canceled Common and Preferred Stock have the right to purchase defined amounts of shares of new Common Stock during certain periods beginning on the effective date of the Company's Registration Statement on Form S-1 (see "The Offering" below). The price per share of the new Common Stock is $1.00. The holders of the Company's Class A and B Warrants and Options have a 12-month period beginning March 5, 1999, to purchase the same number of shares of new Common Stock as originally provided for under the Warrants or Options, at $4.00 per share. The Company expects that only a portion of the additional shares as described above will actually be purchased by existing equity holders, resulting in projected total Common Stock outstanding of from 1.5 million to 9.0 million shares. This would result in a total new equity (before the impact of any interim operating results) of from $0.8 million to $7.8 million.


     (3) The Offering

     A Registration Statement on Form S-1 (the "Registration Statement") was filed on June 8, 1999, with SEC to register the shares of our new Common Stock to be issued in connection with the Plan. The Registration Statement is still subject to the normal review process by the staff of SEC, and upon completion of such review, and as of an effective date yet to be determined, these shares may be issuable under the terms of the Plan. Pursuant to the Plan, which has been clarified to conform to the offering as more fully described in the Company's Registration Statement, the Company is offering shares of new Common Stock (the "Offering") to holders of old Common and Preferred Stock and Class A and B Warrants, Options, and Debentures, all of which were canceled on March 5, 1999, under the Plan.

     Specifically, the Offering will include 1,040,000 shares of new Common Stock for Debenture holders; up to 6,079,530 shares of new Common Stock for holders of old Common Stock; up to 5,780,000 shares of new Common Stock for holders of old Preferred Stock; up to 2,663,500 shares of new Common Stock for holders of old Class A and B Warrants; and, up to 3,660,000 shares for holders of old Options. A total of up to 19,223,030 shares of new Common Stock may be issued and outstanding. However, the Company estimates that only between 1.5 and 9.0

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (unaudited)




     million shares will be issued as a result of the Offering, depending upon the number of shares subscribed for. Holders of old Common Stock and/or old Preferred Stock must pay $1.00 per share for any new Common Stock. These holders have approximately 60 days following the effective date of the Registration Statement in which to elect their purchase. Holders of old Warrants and/or Options have until March 4, 2000, to buy new Common Stock at $4.00 per share. For a more complete description, refer to the Registration Statement. The 1,040,000 shares of issuable new Common Stock have been accounted for as outstanding, as no further consideration for this stock will be received pursuant to the Plan. The professional fees and other costs associated with the Offering have been deferred until which time the Offering becomes effective and at that time all costs will be accordingly charged to equity.


     (4) Proposed New Business

     The Company has been considering various prospects to develop a new business suitable for its situation. In general, any new business development is difficult, and the Company's particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the business will not need a significant capital investment to fund its "ramp-up"; and, the requirement that the new business immediately produce a positive cash flow.

     The Plan involves developing a new business that consists primarily of providing gaming devices and gaming machines for certain non-profit fraternal organizations in New Mexico. In 1997, the New Mexico Legislature passed the "Gaming Control Act," and on approximately July 2, 1999, the first legalized gaming in a non-profit fraternal organization began in New Mexico. The Company proposes to provide, supply, and service gaming devices as described in the Gaming Control Act, and the business would be regulated by the New Mexico Gaming Control Board as described in the Gaming
     Control Act.    The Company has commenced its efforts in this arena, doing business as Kachina Gaming, which has been organized as a Division of AutoLend Group, Inc. In connection with these efforts, the Company has hired a Vice President of Gaming Development and Marketing.

     The Company's management believes it can obtain the proper licenses, gaming machines, and contracts with non-profit organizations to make this business viable, and which will allow the Company to meet its obligations. In this regard, the Company has made application to the New Mexico Gaming Control Board for licensure as a distributor. Additionally, the Company has signed a number of contingent contacts with fraternal organizations whereby the Company would supply gaming machines to licensed operators. The contracts are contingent upon certain matters such as, the Company and the fraternals ability to obtain the appropriate state licensing as well as the actual approval of the respective contracts by the Gaming Control Board. The Company is also holding discussions with several licensed gaming machine manufacturers with respect to obtaining such machines. In as much as no distributors have yet developed any financial history for such licensed operations in New Mexico, and no fraternals have yet established records of average "net drops" under regulated gaming in New Mexico, potential

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)



     operating results are unknown, and thus the Company cannot be assured of success in this venture.



     (5) Income Taxes

     The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". On an interim basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1998 and also does not expect to recognize a quarterly or annual income tax expense or benefit in 1999.

     As of June 30, 1999, the Company had available unused capital loss carry-forwards and operating loss carry-forwards that may provide future tax benefits, which expire as follows:


                       Unused Capital             Federal Unused Net                 State Unused Net
    Year of                 Loss                    Operating Loss                    Operating Loss
   Expiration           Carryforwards               Carryforwards                     Carryforwards
----------------    -------------------    ------------------------------    ------------------------------

      2000             $    1,359,000             $                -                 $               -
      2002                  1,023,000                              -                         6,116,000
      2003                          -                              -                           220,000
      2004                          -                              -                         2,939,235
      2005                          -                              -                           543,980
      2012                          -                      6,078,000                                 -
      2013                          -                        220,000                                 -
      2019                          -                      2,939,235                                 -
      2020                          -                        543,980                                 -
                    -------------------    ------------------------------    ------------------------------
Total                  $    2,382,000              $       9,781,215                 $       9,819,215
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

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)



     With the Plan now effective, net operating loss carryforwards listed above are intact and usable. At a combined federal and state corporate statutory tax rate of 38.6 percent, the present losses can, in a valid situation, result in the cancellation of a requirement to pay approximately $3.7 million in federal and state income taxes, either immediately in one year or spread out over many years. The requirements to utilize such loss carryforwards are strict, and the possibilities for usage are limited.


     (6) Comprehensive Income

     The Company implemented during the fiscal year ended March 31, 1999, Statement of Financial Accounting Standards 130, Comprehensive Income ("SFAS 130"), in its consolidated financial statements. A primary intent of SFAS 130 is to provide a supplemental examination of income, showing Net Income adjusted by transactions and events which were not reflected in Net Income that occurred during the period, and that affected the Company's equity from non-owner sources. Typically, comprehensive income includes equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liabilities adjustments, and foreign currency transaction adjustments. On this basis, for the three months ended June 30, 1999, the Company's Comprehensive Income is the same as the net loss reported in the consolidated statements of operations. For the three months ended June 30, 1998, Comprehensive Income/(Loss) of ($79,035) represented a smaller loss than Net Income/(Loss) of ($444,035), with the difference due to a $365,000 unrealized holding gain during that period.


     (7) Subsequent Events

     On July 12, 1999, the Bankruptcy Court approved a Motion to Approve Compromise (the "Motion") filed by the on June 4, 1999, to resolve the adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. The Motion proposes cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of furniture, equipment, and leasehold improvements valued on a cost basis at approximately $278,000; the transfer of equity securities with a value of at least $500,000 by Mr. DeSantis to the Company; the indemnification of Mr. DeSantis by the Company from liability under a Non-Compete Agreement between Mr. DeSantis and a third party, dated March 1995; and the transfer to Mr. DeSantis of the Company's contingent rights with respect to possible proceeds receivable under a sale of the former El Rancho Hotel property in Las Vegas, Nevada. The order became final on July 26, 1999. The financial effect of this event has not yet been evaluated but will be evaluated and recognized in the second quarter ending September 30, 1999.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999. The Predecessor's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the three months ended June 30, 1999, is being compared to 1998 since the results of operations are comparable.

     Results of Operations:  Three-month periods ended June 30, 1999, and 1998

     The Company recorded a net loss of approximately $338,000 for the three-month period ended June 30, 1999. The loss was primarily due to approximately $290,000 in operating losses, $89,000 in reorganization costs and $41,000 in non-operating income.

     Revenues from Installment Contracts Receivable, consumer used-car loans (the "Loans"), were approximately $7,000 during the three months ended June 30, 1999, which represented a $35,000 decrease compared to the $42,000 realized during the three months ended June 30, 1998. This decrease is a result of the reduced size of the Company's portfolio of the Loans; the Company ceased purchasing new Loans in December 1995, and as Loans are paid in full or written off, the portfolio decreases in size. The cost to collect these Loans is not reflected in net revenue, but as general and administrative expenses.

     Net revenues realized from viatical policies (the "Policies") in the three months ended June 30, 1999, were approximately $53,000, as compared to de minimis revenues in the three months ended June 30, 1998. The revenues were the result of the sale of three Policies for a total of approximately $85,000 with a total cost of $32,000. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995 sold the majority of its portfolio. Future net revenues from the remaining portfolio of 7 Policies will be irregular, depending primarily upon the timing of mortality of the insured.

     General and administrative expenses were approximately $410,000 during the three months ended June 30, 1999, compared to the $386,000 expended during the three months ended June 30, 1998. The increase of approximately $24,000 in general and administrative expenses was due to additional salary and travel expense in connection with the gaming business. (These amounts exclude the $0.1 million in post- Chapter 11 reorganization costs.)

     Loan loss recovery in connection with the portfolio of Loans for the three months ended June 30, 1999 represented the recovery of $60,000 related to previously charged off loans . This is compared to a recovery of $102,000 for the three months ended June 30, 1998. The recoveries in both periods were primarily the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)



     Operating losses for the three months ended June 30, 1999, were approximately $290,000, compared to losses of approximately $236,000 for the three months ended June 30, 1998. The $54,000 increase in operating losses was primarily due to approximately a $13,000 increase in net revenue offset by a $24,000 increase in general and administrative expenses and a $42,000 decrease in loan loss recoveries.

     The impact of non-operating items for the three months ended June 30, 1999 was a net $41,000 in income, compared to a non-operating loss of $81,000 for the three months ended June 30, 1998. The $41,000 in income for the present period was primarily due to the $49,000 in interest income offset by the $8,000 Debenture loan discount amortization. The $81,000 non-operating loss for the same period last year consisted of interest income of $106,000 offset by interest expense of $182,000 and write off of fixed assets of $5,000.

     In addition to the above, for the three months ended June 30, 1999 and 1998, the Company incurred $0.1 million in each period ended in reorganization costs related to the bankruptcy proceedings.

     The net effect of all of the foregoing was a net loss of $0.3 million, or $0.32 per share, for the three months ended June 30, 1999. The net loss for the same period last year was $0.4 million, or $0.07 per share. The $0.3 million loss in the current period was due primarily to an operating loss of $0.3 million. Losses per share for the period ended June 30, 1999 were calculated based upon 1.0 million shares of issuable common stock per the Plan. The net loss for the same period last year of $0.4 million was primarily due to an operating loss of $0.2 million, reorganization costs of $0.1 million and non-operating expense of $0.1 million. Losses per share for the period ended June 30, 1998 were calculated based upon the weighted average number of common and common equivalent shares outstanding of 6.1 million.


     Liquidity and Capital Resources

     The Company's immediate viability as a going concern ultimately depends upon the successful installation of a new line of business, and the attainment of profitability. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. On March 5, 1999, the Company's Plan became effective. Cash flow from operations was a negative $2.3 million for the three months ended June 30, 1999, which was primarily due to payments made to Debenture holders. At June 30, 1999, the Company had cash and cash equivalents of $2.6 million, and a positive net equity of $0.2 million. Of the $2.6 million in cash and cash equivalents on hand at June 30, 1999, approximately $1.2 million was escrowed for payment to former Debenture holders recognized under the Plan. The Company made the first distributions related to the Debenture obligation of $1.8 million during June 1999, and anticipates distributions being substantially completed by the end of August 1999.

     The Company's portfolio of Loans at June 30, 1999, was $39,000, and consisted of 21 active Loans. The Company ceased purchasing Loans in December 1995. The Company's portfolio of unmatured viatical insurance Policies totaled 7 at June 30, 1999, having a combined face value

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)


     of $0.6 million and a net book value of $0.1 million. The Company generally ceased purchasing new Policies in September 1994.

     There was no cash provided or used by investing activities for the three months ended June 30, 1999 and 1998.

     There was no cash provided by or used in financing activities during the three months ended June 30, 1999 and 1998.

     In summary, the Company decreased its cash and cash equivalents by $2.3 million during the three months ended June 30, 1999, to a total of $2.6 million. The decrease was largely due to the $1.8 million in payments to Debenture holders under the Plan, the $0.2 million in payments on accounts payable and accrued liabilities from prior periods, and the $0.3 million net use of cash from operations during the current period. In comparison, there was a $0.1 million increase in cash during the three months ended June 30, 1998, primarily due to net provision of cash by operations.

     On March 5, 1999, all outstanding Debentures (and accrued interest) were canceled in conjunction with the Plan. The Company is presently in the process of completing a Registration Statement with the SEC. When and if this Registration Statement becomes effective, the Company may receive additional equity capital, which could be as much as $7.8 million. However, the amount received could be far lower, and the Company cannot assure the success of sales of its Common Stock. The professional fees and other costs associated with the Offering have been deferred until which time the Offering becomes effective and at that time all costs will be accordingly charged to equity.



     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES




                          Part II:  Other Information

     Item 1. Legal Proceedings.

     On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On July 12, 1999, the Bankruptcy Court approved a Motion to Approve Compromise (the "Motion") filed by the on June 4, 1999, to resolve the adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. The Motion proposes cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of furniture, equipment, and leasehold improvements valued on a cost basis at approximately $278,000; the transfer of equity securities with a value of at least $500,000 by Mr. DeSantis to the Company; the indemnification of Mr. DeSantis by the Company from liability under a Non-Compete Agreement between Mr. DeSantis and a third party, dated March 1995; and the transfer to Mr. DeSantis of the Company's contingent rights with respect to possible proceeds receivable under a sale of the former El Rancho Hotel property in Las Vegas, Nevada. The order became final on July 26, 1999. The financial effect of this event has not yet been evaluated but will be evaluated and recognized in the second quarter ending September 30, 1999.


     On June 4, 1999, the Company filed an adversary claim against Express Scripts, Inc., for declaratory judgement with regard to a Non-Compete Agreement dated March 5, 1995. The Company is presently in negotiation with Express Scripts regarding a resolution of the issue. A Scheduling Conference is set before the Court for August 27, 1999.

     On July 2, 1999, the Company filed a Motion for Final Decree to Close the Bankruptcy Estate. One objection was filed. A court hearing on the objection has at present not been scheduled.

     On July 14, 1998, the Company filed an adversary claim against Vincent Villanueva (a former board member of the Company) to recover certain payments made to him. The complaint sought the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed. An Order Approving Dismissal was entered by the Court on July 6, 1999.

     Item 2. Changes in Securities and Use of Proceeds.

     None.

     Item 3. Defaults Upon Senior Securities.

     Not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders.

     None.

     Item 5. Other Information.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES



     None.


     Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

        27 - Financial Data Schedule

(b)  Reports on Form 8-K.

        None

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES


          Pursuant to the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the following duly authorized persons.

          AUTOLEND GROUP, INC.
          (Registrant)

          SIGNATURE                    TITLE                         DATE
          --------------------         -----                         ----



          /s/ Nunzio P. DeSantis    Chairman of the Board,       August 3, 1999
          ----------------------
          Nunzio P. DeSantis        Chief Executive Officer



          /s/ Jeffrey Ovington      Executive Vice President     August 3, 1999
          --------------------
          Jeffrey Ovington          (principal accounting and
                                    financial officer)