Form 10-Q
period 1999-09-30
AUTOLEND GROUP INC
filed 1999-11-15
CIK 851697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark one:)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

    Applicable only to corporate issuers:
    The number of shares outstanding of the Registrant's common stock was zero at November 12, 1999. In connection with the Registrant's plan of reorganization as confirmed by the Bankruptcy Court on February 3, 1999, and which became effective on March 5, 1999, the Registrant's Common Stock was canceled. The plan includes a proposal under which new Common Stock of the Registrant may be issued. See Notes 2 and 3 to Consolidated Financial Statements in Item 1 hereto.

================================================================================

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                                                               Page
                                                                                                               ----
                                        PART I--FINANCIAL INFORMATION


       Item 1. Financial Statements.....................................................................        4

        Consolidated Balance Sheets as of September 30, 1999, and March 31, 1999........................        4

        Consolidated Statements of Operations for the three-month and six-month periods
           ended September 30, 1999, and 1998...........................................................        5

        Consolidated Statements of Cash Flows for the six-month periods
           ended September 30, 1999, and 1998...........................................................        6

        Notes to Consolidated Financial Statements......................................................        8

       Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................       13

       Item 3. Quantitative and Qualitative Disclosure About Market Risk................................       16

                           PART II--OTHER INFORMATION

       Item 1. Legal Proceedings........................................................................       17

       Item 2. Changes in Securities and Use of Proceeds................................................       17

       Item 3. Defaults Upon Senior Securities..........................................................       18

       Item 4. Submission of Matters to a Vote of Security Holders......................................       18

       Item 5. Other Information........................................................................       18

       Item 6. Exhibits and Reports on Form 8-K.........................................................       18

       SIGNATURES.......................................................................................       19

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


                                YEAR 2000 ISSUES

Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, a challenging problem is that many computer systems worldwide cannot properly recognize the year 2000 or years thereafter. No easy, comprehensive, technological "quick fix" has yet been developed in the United States or elsewhere for this problem. Not only might the problem affect a company's computers, but the company could also be impacted by problems at other companies, through supplier relationships, etc. The Company has been assured by its third-party providers that they are in compliance with the year 2000 issue.

Fortunately, the Company's present small base of operations is not heavily dependent upon computers. Certain "Y2K" testing and upgrading has now been completed. Management feels reasonably confident, in general, about the Company's level of exposure. However, given the possible rather drastic scenarios worldwide as discussed in the media, the Company cannot assure that it will not be detrimentally impacted in some way.

                        Part 1 - Financial Information

Item 1. Financial Statements

                          Consolidated Balance Sheets

                                                                  September 30, 1999     March 31, 1999
                                                                  ------------------   ------------------
                                                                     (Unaudited)           (audited)
Assets:
  Cash                                                            $        1,069,157   $        2,146,759
  Restricted cash                                                            324,331            2,791,178
                                                                  ------------------   ------------------
    Cash and cash equivalents                                     $        1,393,488   $        4,937,937

  Other receivables                                                              401               44,741
  Receivable from officer                                                    500,000                    -
  Prepaid expenses                                                            38,699               16,669
  Installment contracts receivable                                            29,584               53,795
  Purchased insurance policies at estimated market value;
   face value of $403,544 at September 30, 1999 and $800,919
    at March 31, 1999                                                         55,063              126,650
  Fixed assets, less accumulated depreciation of $11,300 at
   September 30, 1999 and $1,603 at March 31, 1999                            45,544               17,489
  Other assets                                                                95,015                    -
                                                                  ------------------   ------------------
    Total assets                                                  $        2,157,794   $        5,197,281
                                                                  ==================   ==================

Liabilities:
  Accounts payable - Debenture holders                            $          319,000   $        3,043,250
  Accounts payable - other                                                   341,198               84,768
  Accrued contingent legal fees                                                6,903              270,713
  Accrued contingent payroll                                                       -              406,107
  Accrued liabilities                                                         42,548               55,814
  Contingent indemnification -  adversary settlement                         350,000                    -
  Other contingent liabilities                                                     -              244,867
  Note payable - Debenture holders                                           523,300              523,300
                                                                  ------------------   ------------------
    Total liabilities                                             $        1,582,949   $        4,628,819
                                                                  ==================   ==================

Stockholders' Equity:
  Common stock, $.002 par value. Authorized 40,0000
   shares; issuable 1,040,000 shares                              $            2,080   $            2,080
  Additional paid-in capital                                                 690,033              690,033
  Accumulated deficit                                                       (117,268)            (123,651)
                                                                  ------------------   ------------------
    Total stockholders' equity                                    $          574,845              568,462
                                                                  ------------------   ------------------
    Total liabilities and stockholders' equity                    $        2,157,794   $        5,197,281
                                                                  ==================   ==================

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                      Three Month Period Ended            Six Month Period Ended
                                                           September 30,                       September 30,
                                                  ---------------------------------   ---------------------------------
                                                    Registrant    |   Predecessor       Registrant    |  Predecessor
                                                       1999       |      1998              1999       |      1998
                                                  --------------- | ---------------   --------------- | ---------------
                                                                  |                                   |
Revenues:                                                         |                                   |
 Finance charges on installment contracts           $       8,002 |   $      35,006     $      14,919 |   $      77,311
 Revenues from matured insurance policies                  92,380 |         983,228           177,801 |         988,228
                                                  --------------- | ---------------   --------------- | ---------------
  Gross revenues                                          100,382 |       1,018,234           192,720 |       1,065,539
 Cost of matured insurance policies                       (39,608)|        (692,400)          (71,588)|        (692,400)
                                                  --------------- | ---------------   --------------- | ---------------
  Total net revenues                                $      60,774 |   $     325,834     $     121,132 |   $     373,139
                                                                  |                                   |
General and administrative expenses                      (374,882)|        (380,647)         (784,872)|        (766,148)
Loan loss recovery, net                                    75,674 |         117,000           135,765 |         219,000
                                                  --------------- | ---------------   --------------- | ---------------
 Operating income (loss)                            $    (238,434)|   $      62,187     $    (527,975)|   $    (174,009)
                                                  --------------- | ---------------   --------------- | ---------------
Other income/(expense):                                           |                                   |
 Interest income on cash and cash equivalents       $      18,608 |   $      30,359     $      67,329 |   $      60,571
 NPD, Inc., note receivable interest income accrued             - |          75,882                 - |         151,764
 Debentures interest expense accrued                            - |        (171,593)                - |        (343,187)
 NPD, Inc., note payable interest expense accrued               - |         (10,625)                - |         (21,250)
 Other income (expense)                                         - |          41,518                 - |          41,518
 Write-off of fixed assets                                      - |               -                 - |          (4,570)
 Gain on adversary settlement                             451,040 |               -           451,040 |               -
 Cancellation of Florida tax claim                        162,876 |               -           162,876 |               -
 Insurance policy write down recapture                          - |         495,683                 - |         495,683
 Debenture loan discount amortization                      (8,069)|               -           (16,138)|               -
                                                  --------------- | ---------------   --------------- | ---------------
  Total net other income (expense)                  $     624,455 |   $     461,224     $     665,107 |   $     380,529
                                                  --------------- | ---------------   --------------- | ---------------
 Income (loss) before reorganization costs                386,021 |         523,411           137,132 |         206,520
                                                                  |                                   |
Reorganization costs incurred during Chapter 11                   |                                   |
 proceedings                                              (41,742)|        (117,210)         (130,749)|        (244,354)
                                                  --------------- | ---------------   --------------- | ---------------
Net income (loss)                                   $     344,279 |   $     406,201     $       6,383 |   $     (37,834)
                                                  =============== | ===============   =============== | ===============
                                                                  |                                   |
Per Share:                                                        |                                   |
 Operating income (loss)                            $       (0.23)|   $        0.01     $       (0.51)|   $       (0.03)
 Total net other income (expense)                            0.60 |            0.08              0.64 |            0.06
                                                  --------------- | ---------------   --------------- | ---------------
 Income (loss) before reorganization costs          $        0.37 |   $        0.09     $        0.13 |   $        0.03
Reorganization costs incurred after Chapter 11                    |                                   |
 proceedings                                                (0.04)|           (0.02)            (0.13)|           (0.04)
                                                  --------------- | ---------------   --------------- | ---------------
                                                                  |                                   |
Net income (loss)                                   $        0.33 |   $        0.07     $           - |   $       (0.01)
                                                  =============== | ===============   =============== | ===============
                                                                  |                                   |
Weighted average number of common and                             |                                   |
 common equivalent shares outstanding                           - |       6,079,530                 - |       6,079,530
                                                  =============== | ===============   =============== | ===============
Weighted average number of common and                             |                                   |
 common equivalent shares issuable                      1,040,000 |               -         1,040,000 |               -
                                                  =============== | ===============   =============== | ===============


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                  (unaudited)

                                                                   September 30,
                                                           --------------------------------
                                                            Registrant    |   Predecessor
                                                               1999       |     1998
                                                           -------------  |  -------------
                                                                          |
Cash flow from operating activities:                                      |
  Net income (loss)                                        $      6,383   |  $    (37,834)
  Adjustments to reconcile net income (loss) to net cash                  |
  cash flow from operating activities                                     |
     Depreciation expense                                         9,698   |        10,277
     Realized loss on sale of IAP securities                          -   |        25,440
     Loan loss recovery, net                                   (135,765)  |      (219,000)
     Write-off of fixed assets                                        -   |         4,570
     Recapture of insurance policy write down                         -   |      (495,683)
     Gain in adversary settlement                              (451,040)  |             -
  Changes in assets and liabilities:                                      |
     (Increase) decrease in assets:                                       |
        Accounts receivable matured policies                          -   |     ( 878,740)
        Other receivables                                        44,340   |             -
        Prepaid expenses                                        (22,030)  |       167,381
        Installment contracts receivable                        159,976   |       409,573
        Purchased insurance policies                             71,587   |       692,400
        Interest on escrow deposit                                    -   |       (51,958)
        Interest accrued on note receivable - NPD, Inc.               -   |      (151,765)
        Other assets                                            (95,015)  |             -
     Increase (decrease) in liabilities:                                  |
        Accounts payable-debenture holders                   (2,724,250)  |             -
        Accounts payable other and accrued liabilities         (408,333)  |       266,681
        Accrued interest expense                                          |       364,437
                                                           ------------   |  -------------
  Cash provided (used) by operating activities             $ (3,544,449)  |  $    105,779
                                                           ------------   |  -------------
Cash flow from investing activities:                                      |
        IAP securities                                                -   |       614,560
                                                           ------------   |  -------------
     Cash provided (used) by investing activities          $          -   |  $          -
                                                           ------------   |  -------------
                                                                          |
Net increase (decrease) in cash and cash equivalents       $ (3,544,449)  |  $    720,339
Cash and cash equivalents at beginning of period              4,937,937   |       769,736
                                                           ------------   |  -------------
Cash and cash equivalents at end of period                 $  1,393,488   |  $  1,490,075
                                                           ------------   |  -------------

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                  (unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITES

Non-cash investing and financing activities for the six months ended September 30, 1999, was the result of the settlement of the adversary claim against Nunzio
P. DeSantis and consisted of the following:

The Company cancelled accrued payroll and expenses owed by the Company to Mr. DeSantis in the amount of $256,230 and cancelled $7,058 in accrued payroll taxes. The Company acquired from Mr. DeSantis Furniture and fixtures with a resale value of $37,752. A receivable in the amount of $500,000, was recorded to account for the transfer by Mr. DeSantis of equity securities in the same amount by July 11, 2000. The Company recorded a contingent liability of $350,000 to account for the indemnification of Mr. DeSantis under a non-compete agreement between Mr. DeSantis and a third party. This resulted in a gain on the adversary settlement of $451,040.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

    (1) Summary of Significant Accounting Policies: Basis of Presentation, Going Concern

     The accompanying consolidated financial statements of AutoLend Group, Inc. and its wholly owned subsidiaries AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. (collectively, the "Company") have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default on, its Convertible Subordinated Debentures due September 19, 1997 (the "Debentures"), the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. On February 3, 1999, the Bankruptcy Court confirmed a Plan of Reorganization (the "Plan"), which became effective on March 5, 1999, at which time the Company attained a positive net equity, and was no longer classified as a "debtor-in-possession". On July 2, 1999, the Company filed a Motion requesting the Bankruptcy Court to enter a Final Decree with respect to the Plan. On September 28, 1999, a hearing was held on the Motion; the Court has taken the matter under advisement and there has been no ruling to date.

     The Company's audited consolidated financial statements as of March 31, 1999, and the accompanying unaudited consolidated financial statements as of September 30, 1999 and 1998, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," issued November 19, 1990 ("SOP 90-7"). While in Chapter 11, the Company operated its business as a debtor-in-possession (the "Predecessor") subject to the jurisdiction of the Bankruptcy Court. The Company adopted fresh-start reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value. Since fresh-start reporting has been reflected in the accompanying consolidated financial statements as of March 31, 1999, and are those of a reorganized entity certain material aspects of these financial statements are not comparable to such statements of any prior period. A "black line" has been drawn between the Registrant's financial statements and those of the Predecessor.

     With respect to the unaudited consolidated financial statements for the three and six months ended September 30, 1999 and September 30, 1998, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").


   (2) Plan of Reorganization

     The Plan (which became effective on March 5, 1999) resulted in the cancellation of $7.2 million principal amount of Debentures and accrued interest thereon, and all of the Company's equity securities (including all previously issued shares of Common Stock) as of March 5, 1999. Unsecured creditors have now received payments for 100 percent of their allowed claims.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

     The holders of the Debentures will receive in total approximately 1.0 million shares of the Company's new Common Stock, $3.0 million in cash, and non-interest bearing, uncollateralized notes totaling $0.6 million, payable in five annual payments. For financial statement presentation, these notes have been discounted based on an imputed interest rate of 6% resulting in an unamortized discount of $0.1 million. These notes have been recorded at their discounted value of $0.5 million. The Company made the first cash distributions (approximately $1.8 million) related to the Debentures under the Plan during June 1999, and as of November 12, 1999, has distributed $2.8 million of the $3.0 million in cash payments. The Company is presently verifying the appropriate remaining disbursements, for which the corresponding cash has been escrowed. This escrow consists of restricted cash pursuant to the terms of the Plan, and was in the amount of $0.3 million as of September 30, 1999 (and was $2.8 million at March 31, 1999).

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


     (3) The Offering

     A Registration Statement on Form S-1 (the "Registration Statement") was filed on June 8, 1999, with the SEC to register the shares of our new Common Stock to be issued in connection with the Plan. A revised amended Form S-1/A was filed on September 15, 1999, and a further revised amended Form S-1/A was filed on October 19, 1999. The Registration Statement is still subject to the normal review process by the staff of SEC, and upon completion of such review, and as of an effective date yet to be determined, these shares may be issuable under the terms of the Plan. Pursuant to the Plan, which has been clarified to conform to the offering as more fully described in the Company's Registration Statement, the Company is offering shares of new Common Stock (the "Offering") to holders of old Common and Preferred Stock and Class A and B Warrants, Options, and Debentures, all of which were canceled on March 5, 1999, under the Plan.

     Specifically, the Offering will include 1,040,000 shares of new Common Stock for Debenture holders; up to 6,079,530 shares of new Common Stock for holders of old Common Stock; up to 5,780,000 shares of new Common Stock for holders of old Preferred Stock; up to 2,663,500 shares of new Common Stock for holders of old Class A and B Warrants; and, up to 3,660,000 shares for holders of old Options. A total of up to 19,223,030 shares of new Common Stock may be issued and outstanding. However, the Company estimates that only between 1.5 and 9.0 million shares will be issued as a result of the Offering, depending upon the number of shares

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

     subscribed for. Holders of old Common Stock and/or old Preferred Stock must pay $1.00 per share for any share of new Common Stock. These holders have approximately 60 days following the effective date of the Registration Statement in which to elect their purchase. Holders of old Warrants and/or Options have until March 4, 2000, to buy new Common Stock at $4.00 per share. For a more complete description, refer to the Registration Statement. The 1,040,000 shares of issuable new Common Stock have been accounted for as outstanding, as no further consideration for this stock will be received pursuant to the Plan. The professional fees and other costs associated with the Offering have been deferred until which time the Offering becomes effective and at that time all costs will be accordingly charged to equity.


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

     The Company's management believes it can obtain the proper licenses, gaming machines, and contracts with non-profit organizations to make this business viable, and which will allow the Company to meet its obligations. In this regard, the Company has made application to the New Mexico Gaming Control Board for licensure as a distributor. Additionally, the Company has signed a number of contingent contacts with fraternal organizations whereby the Company would supply gaming machines to licensed operators. The contracts are contingent upon certain matters such as, the Company and the fraternal organizations' ability to obtain the appropriate state licensing as well as the actual approval of the respective contracts by the Gaming Control Board. The Company is also holding discussions with several licensed gaming machine manufacturers with respect to obtaining such machines. In as much as no distributors have yet developed any sustained financial history for such licensed operations in New Mexico, and no fraternal organizations have established routine records of average "net drops" under regulated gaming in New Mexico, potential operating results are unknown, and thus the Company cannot

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

     be assured of success in this venture. The New Mexico Gaming Control Board is currently processing the Company's application for licensure as a distributor. In connection with this review, the Company has received correspondence from them indicating that the process has been significantly lengthened due to the still unconcluded SEC investigation.


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

     As of September 30, 1999, the Company had available unused capital loss carry-forwards and operating loss carry-forwards that may provide future tax benefits, which expire as follows:


                       Unused Capital       Federal Unused Net      State Unused Net
      Year of              Loss               Operating Loss         Operating Loss
     Expiration        Carryforwards          Carryforwards          Carryforwards
------------------     -------------          -------------          -------------
        2000            $  1,359,000              $        -          $          -
        2002               1,023,000                       -             6,116,000
        2003                       -                       -               220,000
        2004                       -                       -             2,939,000
        2005                       -                       -               398,000
        2012                       -               6,078,000                     -
        2013                       -                 220,000                     -
        2019                       -               2,939,000                     -
        2020                       -                 398,000                     -
                       -------------            ------------          ------------
Total                   $  2,382,000            $  9,635,000          $  9,673,000
                       =============            ============          ============

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


     (6) Comprehensive Income

     The Company implemented during the fiscal year ended March 31, 1999, Statement of Financial Accounting Standards 130, Comprehensive Income ("SFAS 130"), in its consolidated financial statements. A primary intent of SFAS 130 is to provide a supplemental examination of income, showing Net Income adjusted by transactions and events which were not reflected in Net Income that occurred during the period, and that affected the Company's equity from non-owner sources. Typically, comprehensive income includes equity adjustments for unrealized gains and losses on available-for-sale securities, minimum pension liabilities adjustments, and foreign currency transaction adjustments. On this basis, for the six months ended September 30, 1999 and 1998, the Company's Comprehensive Income is the same as the net loss reported in the consolidated statements of operations.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999. The Predecessor's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the six months ended September 30, 1999, is being compared to 1998 since the results of operations are comparable.

     Results of Operations:  Six-month periods ended September 30, 1999 and 1998

     The Company recorded a net income of approximately $6,000 for the six-month period ended September 30, 1999. The income was primarily due to $665,000 in non-operating income, which was partially offset by approximately $528,000 in operating losses and $131,000 in reorganization costs. This compares to a $38,000 net loss for the corresponding six months ended September 30, 1998.

     Net revenues realized from viatical policies (the "Policies") in the six months ended September 30, 1999, were approximately $0.1 million, as compared to $0.3 million in viatical revenues in the six months ended September 30, 1998. The current period revenues were the result of the sale of four Policies for a gross total of $0.2 million, having a cost of $0.1 million. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995 sold the majority of its portfolio. Future net revenues from the remaining portfolio of 6 Policies will be irregular, depending primarily upon the timing of mortality of the insured.

     Revenues from consumer used-car loans, which are also referred to as installment contracts receivable (the "Loans"), were approximately $15,000 during the six months ended September 30, 1999, which represented a $62,000 decrease compared to the $77,000 realized during the six months ended September 30, 1998. This decrease is a result of the reduced size of the Company's portfolio of the Loans; the Company ceased purchasing new Loans in December 1995 and as Loans are paid in full or written off, the portfolio decreases in size. The cost to collect these Loans is not reflected in net revenue, but as general and administrative expenses.

     Loan loss recovery in connection with the portfolio of Loans for the six months ended September 30, 1999 represented the recovery of $0.1 million related to previously charged off loans. This is compared to a recovery of $0.2 million for the six months ended September 30, 1998. The recoveries in both periods were primarily the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

     General and administrative expenses were approximately $785,000 during the six months ended September 30, 1999, compared to the $766,000 expended during the six months ended September 30, 1998. The increase of approximately $19,000 in general and administrative expenses was due to additional salary and travel expense in connection with the development of

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

     the gaming business. (These amounts exclude the $0.1 million and $0.2 million in Chapter 11 reorganization costs for the six months ended September 30, 1999 and 1998, respectively.)

     Operating losses for the six months ended September 30, 1999, were $0.5 million, compared to operating losses of $0.2 million for the six months ended September 30, 1998. The $0.3 million increase in operating losses was primarily due to approximately a $0.2 million decrease in net revenue and a $0.1 million decrease in loan loss recoveries.

     The impact of non-operating items for the six months ended September 30, 1999 was a net $0.7 million in income, compared to a non-operating income of $0.4 million for the six months ended September 30, 1998. The $0.7 million in non-operating income for the present period was primarily due to the $0.5 million gain as a result of the settlement with Nunzio DeSantis and the $0.2 million cancellation of the Florida tax claim.

     In addition to the above, for the six months ended September 30, 1999 and 1998, the Company incurred $0.1 million and $0.2 million, respectively, in each period in reorganization costs related to the bankruptcy proceedings.

     The net effect of all of the foregoing was a net income of approximately $6,000, or $0.006 per share, for the six months ended September 30, 1999. The net loss for the same period last year was approximately $38,000, or $0.01 per share. The $6,000 income in the current period was due primarily to non-operating income of $665,000, offset by an operating loss of $528,000 and reorganization costs of $131,000. Income per share for the period ended September 30, 1999 was calculated based upon 1.0 million shares of issuable common stock per the Plan. The net loss for the same period last year million was primarily due to non-operating income of $381,000, partially offset by an operating loss of $174,000 and reorganization costs of $244,000. Losses per share for the period ended September 30, 1998 were calculated based upon the weighted average number of common and common equivalent shares then outstanding of 6.1 million.


     Results of Operations:  Three-month periods ended September 30, 1999 and
     1998

     The Company recorded net income of $0.3 million for the three-month period ended September 30, 1999. The income was primarily due to $0.6 million in non-operating income, which was partially offset by $0.2 million in operating losses and $0.05 million in reorganization costs.

     Net revenues realized from Policies in the three months ended September 30, 1999, were $52,000, as compared to $0.3 million in viatical revenues in the three months ended September 30, 1998. The current period revenues were the result of the sale of one Policy for a gross total of approximately $92,000, having a cost of $40,000.

     Revenues from consumer used-car loans, which are also referred to as the Loans, were approximately $8,000 during the three months ended September 30, 1999, which represented a $27,000 decrease compared to the $35,000 realized during the three months ended September 30, 1998. This decrease is a result of the reduced size of the Company's portfolio of the Loans.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

     Loan loss recovery in connection with the portfolio of Loans for the three months ended September 30, 1999 represented the recovery of $0.1 million related to previously charged off loans. This is compared to a similar recovery of $0.1 million for the three months ended September 30, 1998.
     The recoveries in both periods were primarily the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

     General and administrative expenses were $0.4 million during the three months ended September 30, 1999 and 1998.

     Operating losses for the three months ended September 30, 1999, were approximately $238,000, compared to operating income of approximately $62,000 for the three months ended September 30, 1998. The $300,000 increase in operating losses was primarily due to approximately a $265,000 decrease in net revenue, a decrease of $41,000 in loan recoveries and a decrease in general and administrative expense of $6,000.

     The impact of non-operating items for the three months ended September 30, 1999 was a net $624,000 in income, compared to a non-operating income of $461,000 for the three months ended September 30, 1998. The $624,000 in income for the present period was primarily due to the $451,000 gain on the settlement with Nunzio DeSantis and the $163,000 cancellation of the Florida tax claim. The $461,000 non-operating income for the same period last year consisted of interest income of $106,000, insurance policy write down recapture of $496,000, and other income of $41,000 which was offset by interest expense of $182,000.

     In addition to the above, for the three months ended September 30, 1999 and 1998, the Company incurred $42,000 and $117,000 respectively in the periods ended in reorganization costs related to the bankruptcy proceedings.

     The net effect of all of the foregoing was a net income of $0.3 million, or $0.33 per share, for the three months ended September 30, 1999. The net income for the same period last year was $0.4 million, or $0.07 per share. The $0.3 million income in the current period was due primarily to non-operating income of $0.6 million, which was off set by $0.3 million in combined operating losses and reorganization costs . Losses per share for the period ended September 30, 1999 were calculated based upon 1.0 million shares of issuable common stock per the Plan. Losses per share for the period ended September 30, 1998 were calculated based upon the weighted average number of common and common equivalent shares then outstanding of
     6.1 million.


     Liquidity and Capital Resources

     The Company's immediate viability as a going concern ultimately depends upon the successful installation of a new line of business, and the attainment of profitability. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. On March 5, 1999, the Company's Plan became effective. Cash flow from operations was a negative $3.5 million for the six months ended September 30, 1999, which was primarily due to $2.7 million in payments

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                                  (continued)

     made to Debenture holders under the Plan. At September 30, 1999, the Company had cash and cash equivalents of $1.4 million, and a positive net equity of $0.6 million. Of the $1.4 million in cash on hand at September 30, 1999, $0.3 million was escrowed for payment to certain former Debenture holders recognized under the Plan. As of November 12, 1999, the Company has distributed $2.8 million related to these Debenture obligations.

     The Company's portfolio of used-car consumer installment Loans at September 30, 1999, was approximately $30,000, and consisted of 12 active Loans. The Company ceased purchasing Loans in December 1995. In addition to the active portion of the portfolio, the Company also has a substantial inactive portion, which consists of Loans that have been more than six months in arrears and have been written off. These inactive Loans presently provide the Company with an irregular net cash flow of approximately $20,000 per month. There are 3,900 such inactive Loans, having a combined face value of approximately $15 million. The Company's portfolio of unmatured viatical insurance Policies totaled 6 at September 30, 1999, having a combined face value of $0.4 million and a net book value of $55,000. The Company generally ceased purchasing Policies in September 1994.

     There was no cash provided or used by investing activities for the six months ended September 30, 1999. Cash flows provided by investing activities was $0.6 million for the six months ended September 30, 1998, as a result of the IAP securities redemption.

     There was no cash provided by or used in financing activities during the six months ended September 30, 1999 and 1998.

     In summary, the Company decreased its cash and cash equivalents by $3.5 million during the six months ended September 30, 1999, to a total of $1.4 million. The decrease was largely due to the $2.7 million in payments to Debenture holders under the Plan, the $0.3 million in payments on accounts payable and accrued liabilities from prior periods, and the $0.5 million net use of cash from operations during the current period. In comparison, there was a $0.7 million increase in cash during the six months ended September 30, 1998, primarily due to cash flows provided by investing activities as a result of the IAP securities redemption.

     On March 5, 1999, all outstanding Debentures (and accrued interest thereon), and all Common and Preferred Stock, Warrants, and Options were canceled in conjunction with the Plan. The Company is presently in the process of completing a Registration Statement with the SEC. When and if this Registration Statement becomes effective, the Company may receive additional equity capital, which could be as much as $7.8 million. However, the amount received could be far lower, and the Company cannot assure the success of sales of its Common Stock. The professional fees and other costs associated with the Offering have been deferred until which time the Offering becomes effective and at that time all costs will be accordingly charged to equity.


     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


                          Part II:  Other Information

     Item 1. Legal Proceedings.

     On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On July 12, 1999, the Bankruptcy Court approved a Motion to Approve Compromise (the "Motion") to resolve this adversary claim. The Motion proposed cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of substantial furniture, equipment, and leasehold improvements; the transfer by July 11, 2000 of equity securities with a value of at least $500,000 by Mr. DeSantis to the Company; the indemnification of Mr. DeSantis by the Company from liability up to $350,000 under a non-compete agreement between Mr. DeSantis and a third party dated March 1995; and the transfer to Mr. DeSantis of the Company's contingent rights with respect to possible proceeds receivable under a sale of the former El Rancho Hotel property in Las Vegas, Nevada. The order became final on July 26, 1999. However, on September 27, 1999, a motion was filed to set aside this settlement. We have filed a response and believe that the final order will not be set aside. A hearing is scheduled for November 19, 1999. The financial effect of this event has been determined to be a net $0.5 million increase to the Company's net equity.

     On November 24, 1998, the State of Florida Department of Revenue asserted a tax claim under Chapter 199 of the Florida Statutes for the period June 30, 1994 through June 30, 1998 for intangible tax of $668,531, and a claim under Chapter 220 for the period March 31, 1993 through March 31, 1997 for corporate income tax of $42,751. A court order was entered on August 20, 1999, dismissing the claim subject to a seven-day appeal period; the court order became effective on August 27, 1999.

     On June 4, 1999, the Company filed an adversary claim against Express Scripts, Inc., for declaratory judgement with regard to a non-compete agreement with Mr. DeSantis dated March 5, 1995. A scheduling conference was held on September 10, 1999. On October 1, 1999, Express Scripts filed a motion to dismiss the adversary for alleged lack of jurisdiction, and on October 22, 1999, the Company filed a response to that motion. A bankruptcy court hearing has been scheduled for November 22, 1999, and discovery is presently stayed pending the resolution of the motion to dismiss. The Company is presently in negotiation with Express Scripts regarding a resolution of the issue.

     On July 2, 1999, the Company filed a Motion for Final Decree to close the bankruptcy estate. One objection was filed. On September 28, 1999, a court hearing was held on the motion; the court has taken the matter under advisement, and there has been no ruling to date.


     Item 2. Changes in Securities and Use of Proceeds.

     None.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


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

          AUTOLEND GROUP, INC.
          (Registrant)

          SIGNATURE                   TITLE                          DATE
          ---------                   -----                          ----


          /s/ Nunzio P. DeSantis    Chairman of the Board,     November 13, 1999
          ----------------------    Chief Executive Officer
          Nunzio P. DeSantis


          /s/ Jeffrey Ovington      Executive Vice President   November 13, 1999
          ----------------------    (principal accounting and
          Jeffrey Ovington          financial officer)