Form 10-Q
period 1999-12-31
AUTOLEND GROUP INC
filed 2000-02-07
CIK 851697

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
  (Mark one:)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                                (505) 768-1000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   x     No
                                       ------     ------

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes   x     No
                                       ------     ------

Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was zero at February 3, 2000. In connection with the Registrant's plan of reorganization, which was confirmed by the Bankruptcy Court, and then became effective on March 5, 1999, the Registrant's Common Stock was canceled. The plan includes a provision under which new Common Stock of the Registrant is to be issued in conjunction with the Company's recent Registration Statement on Form S-1, which became effective on January 19, 2000. See Notes 2, 3, and 4 to Consolidated Financial Statements in Item 1 hereto.

===============================================================================

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----

                                          PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.............................................................................   4

   Consolidated Balance Sheets as of December 31, 1999, and March 31, 1999...............................   4

   Consolidated Statements of Operations for the three-month and nine-month periods
      ended December 31, 1999, and 1998..................................................................   5

   Consolidated Statements of Cash Flows for the nine-month periods
      ended December 31, 1999, and 1998..................................................................   6

   Notes to Consolidated Financial Statements............................................................   8

Item 2.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations..........................................................................  14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk......................................  18


                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings................................................................................  19

Item 2. Changes in Securities and Use of Proceeds........................................................  19

Item 3. Defaults Upon Senior Securities..................................................................  20

Item 4. Submission of Matters to a Vote of Security Holders..............................................  20

Item 5. Other Information................................................................................  20

Item 6. Exhibits and Reports on Form 8-K.................................................................  20

SIGNATURES...............................................................................................  21


                          FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors, including the perceived difficulties from the Company's past bankruptcy, which could adversely affect its existing and proposed operations; and, the risks relating to the startup and operation of a gaming business, which forms a significant part of the Company's Plan of Reorganization. From time to time, the Company may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.


                               YEAR 2000 ISSUES

Like any other company, advances and changes in technology can significantly affect the business and operations of the Company. For example, the "Y2K" problem is that some computer systems may not properly recognize the year 2000 or years thereafter. Not only might the problem affect a company's computers, but the company could also be impacted by problems at other companies, through supplier relationships, etc.

The Company has two outside service-providers upon which we rely, and whose operational failure could in turn impact our operations. The Company has been assured by these third-party providers that they are in compliance with the year 2000 issue; however, the assurances may not be legally binding. Thus far, we have not encountered or been advised of any Y2K problems regarding these providers.

The Company's present internal base of operations is not heavily dependent upon computers. Certain "Y2K" testing and upgrading has been completed. Additionally, data and program files are backed-up on tape regularly and are stored off-site. Thus far, we have not become aware of any internal Y2K problems.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                        Part 1 - Financial Information

Item 1. Financial Statements


                          Consolidated Balance Sheets

                                                    December 31, 1999     March 31, 1999
                                                    -----------------     --------------
                                                       (unaudited)          (audited)
Assets:
   Cash                                               $       748,893      $   2,146,759
   Restricted cash                                            257,404          2,791,178
                                                    -----------------     --------------
       Cash and cash equivalents                      $     1,006,297      $   4,937,937

   Other receivables                                              401             44,741
   Receivable from officer                                    150,000                  -
   Prepaid expenses                                            31,636             16,669
   Installment contracts receivable                            26,829             53,795
   Purchased insurance policies at estimated
     market value; face value of $403,544 at
     December 31, 1999 and $800,919 at
     March 31, 1999                                            55,063            126,650
   Fixed assets, less accumulated depreciation
     of $16,669 at December 31, 1999 and $1,603
     at March 31, 1999                                         40,175             17,489
   Other assets                                               119,281                  -
                                                    -----------------     --------------
       Total assets                                   $     1,429,682      $   5,197,281
                                                    =================     ==============
Liabilities:
   Accounts payable - Debenture holders               $       249,250      $   3,043,250
   Accounts payable - other                                   293,737             84,768
   Accrued contingent legal fees                               10,457            270,713
   Accrued contingent payroll                                       -            406,107
   Accrued liabilities                                         58,244             55,814
   Other contingent liabilities                                     -            244,867
   Note payable - Debenture holders                           523,300            523,300
                                                    -----------------     --------------
       Total liabilities                              $     1,134,988      $   4,628,819
                                                    -----------------     --------------
Stockholders' Equity:
   Common stock, $.002 par value.
     Authorized 40,000,000 shares;
     issuable 1,040,000 shares                        $         2,080      $       2,080
   Additional paid-in capital                                 690,033            690,033
   Accumulated deficit                                       (397,419)          (123,651)
                                                    -----------------     --------------
       Total stockholders' equity                     $       294,694      $     568,462
                                                    -----------------     --------------
   Total liabilities and stockholders' equity         $     1,429,682      $   5,197,281
                                                    =================     ==============

           See accompany notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                        Three Month Period Ended        Nine Month Period Ended
                                                                              December 31,                   December 31,
                                                                       ---------------------------     --------------------------

                                                                       Registrant  |   Predecessor    Registrant  |   Predecessor
                                                                          1999     |      1998           1999     |      1998
                                                                      -----------  |   -----------   ------------ |  ------------
                                                                                   |                              |
Revenues:                                                                          |                              |
  Finance charges on installment contracts                            $    9,949   |   $   17,610    $    24,868  |  $    94,921
  Revenues from matured insurance policies                                     -   |            -        177,801  |      988,228
                                                                      -----------  |   -----------   ------------ |  ------------
     Gross revenues                                                        9,949   |       17,610        202,669  |    1,083,149
  Cost of matured insurance policies                                           -   |            -        (71,588) |     (692,400)
                                                                      -----------  |   -----------   ------------ |  ------------
     Total net revenues                                               $    9,949   |   $   17,610    $   131,081  |  $   390,749
                                                                                   |                              |
General and administrative expenses                                     (330,850)  |     (274,232)    (1,115,722) |   (1,040,380)
Loan loss recovery, net                                                   53,911   |       87,000        189,676  |      306,000
                                                                      -----------  |   -----------   ------------ |  ------------
     Operating loss                                                   $ (266,990)  |   $ (169,622)   $  (794,965) |  $  (343,631)
                                                                      -----------  |   -----------   ------------ |  ------------
                                                                                   |                              |
Other income/(expense):                                                            |                              |
  Interest income on cash and cash equivalents                        $   12,058   |   $  13,462     $    79,387  |  $    74,034
  Interest on escrow                                                           -   |      26,051               -  |       78,009
  NPD, Inc., note receivable interest income accrued                           -   |      75,884               -  |      227,648
  Debentures interest expense accrued                                          -   |    (171,594)              -  |     (514,781)
  NPD, Inc., note payable interest expense accrued                             -   |     (10,625)              -  |      (31,875)
  Other income (expense)                                                  28,849   |     (90,056)         28,849  |      (75,057)
  Realized loss on sale of securities net                                      -   |                           -  |      (25,440)
  Write-off of fixed assets                                                    -   |           -               -  |       (4,570)
  Gain on adversary settlement                                                 -   |           -         451,040  |            -
  Cancellation of Florida tax claim                                            -   |           -         162,876  |            -
  Insurance policy write down recapture                                        -   |           -               -  |      495,683
  Debenture loan discount amortization                                     (8,070) |           -         (24,208) |            -
                                                                      -----------  |   -----------   ------------ |  ------------
     Total net other income (expense)                                 $    32,837  |   $ (156,878)   $   697,944  |  $   223,651
                                                                      -----------  |   -----------   ------------ |  ------------
  Loss before reorganization costs                                      (234,153)  |     (326,500)       (97,021) |     (119,980)
Reorganization costs incurred during Chapter 11 proceedings              (45,999)  |      (71,521)      (176,748) |     (315,875)
                                                                      -----------  |   -----------   ------------ |  ------------
Net Loss                                                              $ (280,152)  |   $ (398,021)   $  (273,769) |  $  (435,855)
                                                                      ===========  |   ===========   ============ |  ============
                                                                                   |                              |
Per Share:                                                                         |                              |
  Operating loss                                                      $    (0.26)  |   $    (0.03)   $    (0.76)  | $     (0.06)
  Total net other income (expense)                                          0.03   |        (0.03)         0.67   |        0.04
                                                                      -----------  |   -----------   ------------ |  ------------
                                                                                   |                              |
  Loss before reorganization costs                                    $    (0.23)  |   $    (0.06)   $    (0.09)  |  $    (0.02)
Reorganization costs incurred during Chapter 11 proceedings                (0.04)  |        (0.01)        (0.17)  |       (0.05)
                                                                      -----------  |   -----------   ------------ |  ------------
Net loss                                                              $    (0.27)  |   $    (0.07)   $    (0.26)  |  $    (0.07)
                                                                      ===========  |   ===========   ============ |  ============
                                                                                   |                              |
Weighted average number of common and common                                       |                              |
  equivalent shares outstanding                                                -   |    6,079,530              -  |    6,079,530
                                                                      ===========  |   ===========   ============ |  ============
                                                                                   |                              |
Weighted average number of common and common                                       |                              |
  equivalent shares issuable                                           1,040,000   |            -      1,040,000  |            -
                                                                      ===========  |   ===========   ============ |  ============

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                  (unaudited)

                                                                   Nine Month Period Ended
                                                                         December 31
                                                            -------------------------------------

                                                              Registrant       |      Predecessor
                                                                 1999          |          1998
                                                            -------------      |     ------------
                                                                               |
Cash flow from operating activities:                                           |
  Net loss                                                  $    (273,769)     |     $   (435,855)
  Adjustments to reconcile net loss to net cash                                |
  cash flow from operating activities                                          |
     Depreciation expense                                          15,066      |           15,230
     Realized loss on sale of IAP securities                            -      |           25,440
     Loan loss recovery, net                                     (189,676)     |         (306,000)
     Write-off of fixed assets                                          -      |            4,570
     Recapture of insurance policy write down                           -      |         (495,683)
     Gain in adversary settlement                                (451,040)     |                -
  Changes in assets and liabilities:                                           |
     (Increase) decrease  in assets:                                           |
        Accounts receivable matured policies                            -      |                -
        Other receivables                                          44,340      |                -
        Prepaid expenses                                          (14,967)     |          167,381
        Installment contracts receivable                          216,642      |          538,129
        Purchased insurance policies                               71,587      |          691,136
        Interest on escrow deposit                                      -      |          (78,009)
        Interest accrued on note receivable - NPD, Inc.                 -      |         (227,648)
        Other assets                                             (119,281)     |             (300)
     Increase (decrease) in liabilities:                                       |
        Accounts payable other and accrued liabilities           (436,542)     |          462,716
        Accrued interest expense                                               |          546,656
                                                            -------------      |     ------------
     Cash provided (used) by operating activities           $  (1,137,640)     |     $    907,763
                                                            -------------      |     ------------
                                                                               |
Cash flow from investing activities:                                           |
        IAP securities                                                  -      |          614,560
                                                            -------------      |     ------------
  Cash provided by investing activities                     $           -      |     $    614,560
                                                            -------------      |     ------------
Cash flow from financing activities:                                           |
        Payments to debenture holders                          (2,794,000)     |                -
                                                            -------------      |     ------------
     Cash used in financing activities                      $  (2,794,000)     |     $          -
                                                            -------------      |     ------------
Net increase (decrease) in cash and cash equivalents        $  (3,931,640)     |     $  1,522,323
Cash and cash equivalents at beginning of period                4,937,937      |          769,736
                                                            -------------      |     ------------
Cash and cash equivalents at end of period                  $   1,006,297      |     $  2,292,059
                                                            =============      |     ============


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                  (unaudited)


NON-CASH INVESTING AND FINANCING ACTIVITES

Non-cash investing and financing activities for the nine months ended December 31, 1999, was the result of the settlement of the adversary claim against Nunzio
P. DeSantis and consisted of the following:

The Company cancelled accrued payroll and expenses owed by the Company to Mr. DeSantis in the amount of $256,230 and cancelled $7,058 in accrued payroll taxes. The Company acquired from Mr. DeSantis furniture and fixtures with a resale value of $37,752. Additionally, a receivable in the amount of $150,000 was recorded to account for the outstanding value of equity securities due the Company by Mr. DeSantis; the transfer of these securities is to be completed by July 11, 2000. The net total of the above resulted in a gain on the adversary settlement of $451,040.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)


(1) Summary of Significant Accounting Policies: Basis of Presentation, Going Concern

The accompanying consolidated financial statements of AutoLend Group, Inc. and its wholly owned subsidiaries AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. (collectively, the "Company") have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default on, its Convertible Subordinated Debentures due September 19, 1997 (the "Debentures"), the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. The Bankruptcy Court confirmed a Plan of Reorganization (the "Plan"), which became effective on March 5, 1999, at which time the Company attained a positive net equity, and was no longer classified as a "debtor-in-possession." On January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case.

The Company's audited consolidated financial statements as of March 31, 1999, and the accompanying unaudited consolidated financial statements as of December 31, 1999 and 1998, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company (the "Predecessor") adopted fresh-start reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value. Since fresh-start reporting has been reflected in the accompanying consolidated financial statements as of March 31, 1999, and are those of a reorganized entity certain material aspects of these financial statements are not comparable to such statements of any prior period. A "black line" has been drawn between the Registrant's financial statements and those of the Predecessor.

With respect to the unaudited consolidated financial statements for the three and nine months ended December 31, 1999 and December 31, 1998, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").


(2) Court closes Chapter 11 Reorganization Case. Stock Registration now effective; Prospectus mailed out.

On January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 reorganization case.

On January 19, 2000, the U.S. Securities and Exchange Commission (the "SEC") declared the Company's Registration Statement on Form S-1 effective. On January 20, the corresponding Prospectus (Form 424B1) was filed, offering certain shares to holders of the Company's presently outstanding securities (all of which were cancelled effective March 5, 1999, in connection with the Court approval of the Company's Plan of Reorganization). Shares will also be issued to certain former Debenture holders,

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

as prescribed in the Plan. Copies of the Prospectus were mailed to shareholders of record on approximately January 25, 2000. A letter to the shareholders describing the mechanics of participating in the offering (along with a transmittal sheet for subscribing) was mailed to shareholders on January 31, 2000. The offering is only open to present holders of the Company's securities, including the common stock, preferred stock, warrants, and options. The offering deadline is March 18 for the common and preferred stockholders, and March 4 for warrant and option holders. Common and preferred stockholders who participate by March 18 will have an additional period (ending April 18) in which to elect further participation.


(3)  Plan of Reorganization

The Plan (which became effective on March 5, 1999) resulted in the cancellation of $7.2 million principal amount of Debentures and accrued interest thereon, and all of the Company's equity securities (including all previously issued shares of Common Stock) as of March 5, 1999. Unsecured creditors have now received payments for 100 percent of their allowed claims.

The holders of the Debentures will receive in total approximately 1.0 million shares of the Company's new Common Stock, $3.0 million in cash, and non-interest bearing, uncollateralized notes totaling $0.6 million, payable in five annual payments. For financial statement presentation, these notes have been discounted based on an imputed interest rate of 6% resulting in an unamortized discount of $0.1 million. These notes have been recorded at their discounted value of $0.5 million. The Company made the first cash distributions (approximately $1.8 million) related to the Debentures under the Plan during June 1999, and as of February 1, 2000, has distributed $2.8 million of the $3.0 million in cash payments. The Company is presently verifying the appropriateness of any remaining disbursements, for which the corresponding cash has been escrowed. Pursuant to the terms of the Plan, this escrow consisted of $0.3 million and $2.8 million of restricted cash on December 31, 1999 and March 31, 1999 respectively.

The holders of the canceled Common and Preferred Stock have the right to purchase defined amounts of shares of new Common Stock during certain periods beginning on the effective date (January 19, 2000) of the Company's Registration Statement on Form S-1 (see "The Offering" below). The price per share of the new Common Stock is $1.00. The holders of the Company's Class A and B Warrants and Options have a 12-month period beginning March 5, 1999, to purchase the same number of shares of new Common Stock as originally provided for under the Warrants or Options, at $4.00 per share. The Company expects that only a portion of the additional shares as described above will actually be purchased by existing equity holders, resulting in projected total Common Stock outstanding of from 1.5 million to 9.0 million shares. This would result in a total new equity (before the impact of any interim operating results) of from $0.5 million to $8.0 million.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

(4)  The Offering

A Registration Statement on Form S-1 (the "Registration Statement") was filed on June 8, 1999, with the SEC to register the shares of our new Common Stock to be issued in connection with the Plan. Several revised amended Forms S-1/A were later filed, and on January 19, 2000, the Registration Statement became effective. On January 20, 2000, the Prospectus (Form 424B1) was filed, and thus these shares will be issuable under the terms of the Plan. Pursuant to the Plan, which has been clarified to conform to the offering as more fully described in the Company's Registration Statement, the Company is offering shares of new Common Stock (the "Offering") to holders of old Common and Preferred Stock and Class A and B Warrants, Options, and Debentures, all of which were canceled on March 5, 1999, under the Plan.

Specifically, the Offering will include 1,040,000 shares of new Common Stock for Debenture holders; up to 6,079,530 shares of new Common Stock for holders of old Common Stock; up to 5,780,000 shares of new Common Stock for holders of old Preferred Stock; up to 2,663,500 shares of new Common Stock for holders of old Class A and B Warrants; and, up to 3,660,000 shares for holders of old Options. A total of up to 19,223,030 shares of new Common Stock may be issued and outstanding. However, the Company estimates that only between 1.5 and 9.0 million shares will be issued as a result of the Offering, depending upon the number of shares subscribed for. Holders of old Common Stock and/or old Preferred Stock must pay $1.00 per share for any share of new Common Stock. These holders have 60 days following the January 19, 2000 effective date of the Registration Statement in which to elect their purchase; the sixty-day period will expire on March 18, 2000. Following that, subscribers (who purchased during that period) will have an additional thirty days (until April 18, 2000) to elect the purchase of possible additional shares. Holders of old Warrants and/or Options have until March 4, 2000, to buy new Common Stock at $4.00 per share. For a more complete description, refer to the Prospectus. The 1,040,000 shares of issuable new Common Stock have been accounted for as outstanding, as no further consideration for this stock will be received pursuant to the Plan approximately $119,000. The professional fees and other costs associated with the Offering have been deferred until which time the Offering closes and at that time all costs will be accordingly charged to equity.


(5)  Proposed New Business

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

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

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

The Company's management believes it can obtain the proper licenses, gaming machines, and contracts with non-profit organizations to make this business viable, and which will allow the Company to meet its obligations. In this regard, the Company has made application to the New Mexico Gaming Control Board for licensure as a distributor. Additionally, the Company has signed a number of contingent contacts with fraternal organizations whereby the Company would supply gaming machines to licensed operators. The contracts are contingent upon certain matters such as, the Company and the fraternal organizations' ability to obtain the appropriate state licensing as well as the actual approval of the respective contracts by the Gaming Control Board. The Company is also holding discussions with several licensed gaming machine manufacturers with respect to obtaining such machines. In as much as no distributors have yet developed any sustained financial history for such licensed operations in New Mexico, and no fraternal organizations have established routine records of average "net drops" under regulated gaming in New Mexico, potential operating results are unknown, and thus the Company cannot be assured of success in this venture. The New Mexico Gaming Control Board is currently processing the Company's application for licensure as a distributor. In connection with this review, the Company has received correspondence from them indicating that the process has been significantly lengthened due to the still unconcluded SEC investigation. (On February 16, 1999, we were notified by our counsel that we are subject to an investigation by the Securities and Exchange Commission (the "SEC") in connection with certain activities that took place between September 1996 and September 1997; we and our officers have cooperated with the SEC in its investigation.) At this relatively early point in the development of legalized fraternal gaming in New Mexico, only 14 fraternal clubs have actually started gaming, out of the estimated 200, which are potentially licensable statewide.


(6)  Income Taxes

The Company provides for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". On an interim basis, the Company provides for income taxes using the estimated annual effective rate method. The Company did not recognize a quarterly or annual income tax expense or benefit in 1998 and in 1999.

As of December 31, 1999, the Company had available unused capital loss carry-forwards and operating loss carry-forwards that may provide future tax benefits, which expire as follows:

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)


                Unused Capital     Federal Unused Net      State Unused Net
  Year of            Loss            Operating Loss         Operating Loss
Expiration      Carryforwards        Carryforwards          Carryforwards
----------      -------------      ------------------      ----------------
   2000          $  1,359,000       $               -       $             -
   2002             1,023,000                       -             6,116,000
   2003                     -                       -               220,000
   2004                     -                       -             2,939,000
   2005                     -                       -               675,000
   2012                     -               6,078,000                     -
   2013                     -                 220,000                     -
   2019                     -               2,939,000                     -
   2020                     -                 675,000                     -
                -------------      ------------------      ----------------
Total            $  2,382,000       $       9,912,000       $     9,950,000
                =============      ==================      ================

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

With the Plan now effective, net operating loss carryforwards listed above are intact and usable. At a combined federal and state corporate statutory tax rate of 38.6 percent, the present losses can, in a valid situation, result in the cancellation of a requirement to pay approximately $3.8 million in federal and state income taxes, either immediately in one year or spread out over many years. The requirements to utilize such loss carryforwards are strict, and the possibilities for usage are limited.


(7)  Resolution of Significant Legal Proceedings.

On June 4, 1999, the Company filed an adversary claim against Express Scripts, Inc., for declaratory judgment with regard to a non-compete agreement with Mr. DeSantis dated March 5, 1995. On December 15, 1999, the Court dismissed this adversary claim.

On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On January 7, 2000, the Bankruptcy

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

Court entered an order resolving this adversary claim. The order includes cancellation of debts owed by the Company to Mr. DeSantis of $256,230; a transfer to the Company by Mr. DeSantis of $37,752 in furniture, equipment and leasehold improvements, as well as the transfer by July 11, 2000 of equity securities with a value of at least $150,000 to the Company. The financial effect of this event has been determined to be a net $0.5 million increase to the Company's net equity.

On July 2, 1999, the Company filed a Motion for Final Decree to close the bankruptcy estate. One objection was filed. On September 28, 1999, a court hearing was held on the motion, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 reorganization case.

     On January 19, 2000, the U.S. Securities and Exchange Commission (the "SEC") declared the Company's Registration Statement on Form S-1 effective. On January 20, the corresponding Prospectus (Form 424B1) was filed, offering certain shares to holders of the Company's presently outstanding securities (all of which were cancelled effective March 5, 1999, in connection with the Court approval of the Company's Plan of Reorganization). Shares will also be issued to certain former Debenture holders, as prescribed in the Plan. Copies of the Prospectus were mailed to shareholders of record on approximately January 25, 2000. A letter to the shareholders describing the mechanics of participating in the offering (along with a transmittal sheet for subscribing) was mailed to shareholders on January 31, 2000. The offering is only open to present holders of the Company's securities, including the common stock, preferred stock, warrants, and options. The offering deadline is March 18 for the common and preferred stockholders, and March 4 for warrant and option holders. Common and preferred stockholders who participate by March 18 will have an additional period (ending April 18) in which to elect further participation.

     In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999. The Predecessor's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the nine months ended December 31, 1999, is being compared to 1998 since the results of operations are comparable.

     Results of Operations:  Nine-month periods ended December 31, 1999 and 1998

     The Company recorded a net loss of approximately $0.3 million for the nine-month period ended December 31, 1999. The loss was primarily due to $0.8 million in operating losses and $0.2 million in reorganization costs, which was partially offset by approximately $0.7 million in non-operating income.

     Net revenues realized from viatical policies (the "Policies") in the nine months ended December 31, 1999, were approximately $0.1 million, as compared to $0.3 million in viatical revenues in the nine months ended December 31, 1998. The current period revenues were the result of the sale of four Policies for a gross total of $0.2 million, having a cost of $0.1 million. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995 sold the majority of its portfolio. Future net revenues from the remaining portfolio of 6 Policies will be irregular, depending primarily upon the timing of mortality of the insured.

     Revenues from consumer used-car loans, which are also referred to as installment contracts receivable (the "Loans"), were approximately $25,000 during the nine months ended December

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                                  (continued)

     31, 1999, which represented a $70,000 decrease compared to the $95,000 realized during the nine months ended December 31, 1998. This decrease is a result of the reduced size of the Company's portfolio of the Loans; the Company ceased purchasing new Loans in December 1995 and as Loans are paid in full or written off, the portfolio decreases in size. The cost to collect these Loans is not reflected in net revenue, but as general and administrative expenses.

     Loan loss recovery in connection with the portfolio of Loans for the nine months ended December 31, 1999 represented the recovery of $0.2 million related to previously charged off loans. This is compared to a recovery of $0.3 million for the nine months ended December 31, 1998. The recoveries in both periods were primarily the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

     General and administrative expenses were approximately $1.1 million during the nine months ended December 31, 1999, compared to the $1.0 million expended during the nine months ended December 31, 1998. The increase of approximately $75,000 in general and administrative expenses was due to additional salary and travel expense in connection with the development of the gaming business. (These amounts exclude the $0.2 million and $0.3 million in Chapter 11 reorganization costs for the nine months ended December 31, 1999 and 1998, respectively.)

     Operating losses for the nine months ended December 31, 1999, were $0.8 million, compared to operating losses of $0.3 million for the nine months ended December 31, 1998. The $0.5 million increase in operating losses was primarily due to approximately a $0.3 million decrease in net revenue and a $0.1 million decrease in loan loss recoveries.

     The impact of non-operating items for the nine months ended December 31, 1999 was a net $0.7 million in income, compared to a non-operating income of $0.2 million for the nine months ended December 31, 1998. The $0.7 million in non-operating income for the present period was primarily due to the $0.5 million gain as a result of the settlement with Nunzio DeSantis and the $0.2 million cancellation of a Florida tax claim.

     In addition to the above, for the nine months ended December 31, 1999 and 1998, the Company incurred $0.2 million and $0.3 million, respectively, in each period in reorganization costs related to the bankruptcy proceedings.

     The net effect of all of the foregoing was a net loss of approximately $0.3 million, or $0.26 per share, for the nine months ended December 31, 1999. The net loss for the same period last year was approximately $0.4 million, or $0.07 per share. The $0.3 million loss in the current period was due primarily to an operating loss of $0.8 million and reorganization costs of $0.2 million, partially offset by non-operating income of $0.7 million. Income per share for the period ended December 31, 1999 was calculated based upon 1.0 million shares of issuable common stock per the Plan. The net loss for the same period last year of approximately $0.4 million was primarily due to an operating loss of $0.3 million and reorganization costs of $0.3 million, partially offset by non-operating income of $0.2 million. Losses per share for the period ended December 31, 1998 were calculated based upon the weighted average number of common and common equivalent shares then outstanding of 6.1 million.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)



     Results of Operations:  Three-month periods ended December 31, 1999 and
     1998

     The Company recorded a net loss of $0.3 million for the three-month period ended December 31, 1999. The loss was primarily due to operating losses, caused in large part by low revenues.

     Net revenues realized from Policies in the three months ended December 31, 1999 were zero, as were the viatical revenues in the three months ended December 31, 1998.

     Revenues from consumer used-car loans, which are also referred to as the Loans, were approximately $10,000 during the three months ended December 31, 1999, which represented a $8,000 decrease compared to the $18,000 realized during the three months ended December 31, 1998. This decrease is a result of the reduced size of the Company's portfolio of the Loans.

     Loan loss recovery in connection with the portfolio of Loans for the three months ended December 31, 1999 represented the recovery of $54,000 related to previously charged-off loans. This is compared to a similar recovery of $87,000 for the three months ended December 31, 1998. The recoveries in both periods were primarily the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

     General and administrative expenses were $331,000 during the three months ended December 31, 1999 and $274,000 during the three months ended December 31, 1998. The increase of approximately $57,000 was due to additional salaries and travel expense in connection with the development of the gaming business.

     Operating losses for the three months ended December 31, 1999, were approximately $267,000, compared to operating losses of approximately $170,000 for the three months ended December 31, 1998. The $97,000 increase in operating losses was primarily due to approximately a $57,000 increase in general and administrative expense, a decrease of $33,000 in loan recoveries and a $8,000 decrease in net revenue.

     The impact of non-operating items for the three months ended December 31, 1999 was a net $33,000 in income, compared to a non-operating loss of $157,000 for the three months ended December 31, 1998. The $33,000 in non-operating income for the present period was primarily due to interest income of $12,000 and other income of $29,000, partially offset by loan discount amortization of $8,000. The $157,000 non-operating loss for the same period last year was primarily due to net accrued interest expense of $106,000, which was partially offset by interest income of $13,000, and other expenses of $64,000.

     In addition to the above, for the three months ended December 31, 1999 and 1998, the Company incurred $46,000 and $72,000, respectively, in the periods then ended, in reorganization costs related to the bankruptcy proceedings.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     The net effect of all of the foregoing was a net loss of $0.3 million, or $0.27 per share, for the three months ended December 31, 1999. The net loss for the same period last year was $0.4 million, or $0.07 per share. The $0.3 million loss in the current period was due primarily to an operating loss of $0.3 million. Losses per share for the period ended December 31, 1999 were calculated based upon 1.0 million shares of issuable common stock per the Plan. Losses per share for the period ended December 31, 1998 were calculated based upon the weighted average number of common and common equivalent shares then outstanding of 6.1 million.


     Liquidity and Capital Resources

     The Company's immediate viability as a going concern ultimately depends upon the successful installation of a new line of business, and the attainment of profitability. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. On March 5, 1999, the Company's Plan became effective, and on January 13, 2000, the Court entered its final decree, thereby closing the bankruptcy. Cash flow from operations was a negative $1.1 million for the nine months ended December 31, 1999, which was primarily due to $0.4 million in payments on accounts payables and accrued liabilities incurred in prior periods, and $0.7 million in current period net losses (exclusive of non cash gains). At December 31, 1999, the Company had cash and cash equivalents of $1.0 million, and a positive net equity of $0.3 million. Of the $1.0 million in cash on hand at December 31, 1999, $0.3 million was escrowed for payment to certain former Debenture holders recognized under the Plan. As of February 1, 2000, the Company has distributed $2.8 million related to these Debenture obligations.

     The Company's portfolio of used-car consumer installment Loans at December 31, 1999, was approximately $27,000, and consisted of 2 active Loans. The Company ceased purchasing Loans in December 1995. In addition to the active portion of the portfolio, the Company also has a substantial inactive portion, which consists of Loans that have been more than six months in arrears and have been written off. These inactive Loans presently provide the Company with an irregular net cash flow of approximately $20,000 per month. There are 3,900 such inactive Loans, having a combined face value of approximately $15 million. The Company's portfolio of unmatured viatical insurance Policies totaled 6 at December 31, 1999, having a combined face value of $0.4 million and a net book value of $55,000. The Company generally ceased purchasing Policies in September 1994.

     There was no cash provided or used by investing activities for the nine months ended December 31, 1999. Cash flows provided by investing activities was $0.6 million for the nine months ended December 31, 1998, as a result of the IAP securities redemption.

     Cash flows used in financing activities was $2.8 million for the nine months ended December 31, 1999 as a result of payments made to debenture holders under the Plan. There was no cash provided by or used in financing activities during the nine months ended December 31, 1998.

     In summary, the Company decreased its cash and cash equivalents by $3.9 million during the nine months ended December 31, 1999, to a total of $1.0 million. The decrease was largely due to the $2.8 million in payments to Debenture holders under the Plan, the $0.4 million in

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     payments on accounts payable and accrued liabilities from prior periods, and the $0.7 million net use of cash from operations during the current period. In comparison, there was a $1.5 million increase in cash during the nine months ended December 31, 1998, primarily due to cash flows provided by operations of approximately $0.9 million and $0.6 million from investing activities as a result of the IAP securities redemption.

     On March 5, 1999, all outstanding Debentures (and accrued interest thereon), and all Common and Preferred Stock, Warrants, and Options were canceled in conjunction with the Plan. The Company has recently completed a Registration Statement with the SEC, effective January 19, 2000. Under this Registration Statement, which will close on April 18, 2000, the Company may receive additional equity capital, which could be as much as $8 million. However, the amount received could be far lower, and the Company cannot assure the success of sales of its Common Stock. The professional fees and other costs associated with the Offering have been deferred until which time the Offering closes and at that time all costs will be accordingly charged to equity.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Not applicable.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES



                          Part II:  Other Information


     Item 1. Legal Proceedings.

     On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On July 12, 1999, the Bankruptcy Court approved a Motion to Approve Compromise (the "Motion") to resolve this adversary claim. The Motion proposed cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of substantial furniture, equipment, and leasehold improvements; the transfer by July 11, 2000 of equity securities with a value of at least $500,000 by Mr. DeSantis to the Company; the indemnification of Mr. DeSantis by the Company from liability up to $350,000 under a non-compete agreement between Mr. DeSantis and a third party dated March 1995; and the transfer to Mr. DeSantis of the Company's contingent rights with respect to possible proceeds receivable under a sale of the former El Rancho Hotel property in Las Vegas, Nevada. The order became final on July 26, 1999. However, on September 27, 1999, a motion was filed to set aside this settlement, which the Court granted on December 15, 1999. Thereafter, the Company, the objecting party, and Mr. DeSantis reached an agreement, which slightly modified the earlier terms. The modifications consisted of eliminating the $350,000 indemnity, reducing the stock contribution (due July 11, 2000) to $150,000, and granting the Company the rights to any proceeds which may be received by Mr. DeSantis in conjunction with any sale of the El Rancho property. The impact to net equity for the Company did not change as a result of settlement modification. The revised agreement was approved by Court Order dated January 7, 2000. The financial effect of this event has been determined to be a net $0.5 million increase to the Company's net equity.

     On November 24, 1998, the State of Florida Department of Revenue asserted a tax claim for the period June 30, 1994 through June 30, 1998 for intangible tax of $668,531, and a claim for the period March 31, 1993 through March 31, 1997 for corporate income tax of $42,751. A court order dismissing the claim became effective on August 27, 1999.

     On June 4, 1999, the Company filed an adversary claim against Express Scripts, Inc., for declaratory judgement with regard to a non-compete agreement with Mr. DeSantis dated March 5, 1995. On October 1, 1999, Express Scripts filed a motion to dismiss the adversary for alleged lack of jurisdiction. A bankruptcy court hearing on jurisdiction was held on November 21, 1999, and on December 15, 1999, the Court dismissed this adversary claim.

     On July 2, 1999, the Company filed a Motion for Final Decree to close the bankruptcy estate. One objection was filed. On September 28, 1999, a court hearing was held on the motion, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy.



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

          AUTOLEND GROUP, INC.
          (Registrant)

          SIGNATURE                      TITLE                      DATE
          ----------------------         -----                      ----


          /s/ NUNZIO P. DESANTIS
          ----------------------  Chairman of the Board,       February 4, 2000
          Nunzio P. DeSantis      Chief Executive Officer



          /s/ JEFFREY OVINGTON
          ----------------------  Executive Vice President     February 4, 2000
          Jeffrey Ovington        (principal accounting and
                                   financial officer)