Form 10-K
period 2000-03-31
AUTOLEND GROUP INC
filed 2000-06-30
CIK 851697

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from _____ to _____

                        Commission file number 1-10569
                             AUTOLEND GROUP, INC.
            (Exact name of registrant as specified in its charter)

                 Delaware                                  22-3137244
         (State or other jurisdiction                   (I.R.S. Employer
      of incorporation of organization)                 Identification No.)

          600 Central SW, Third Floor, Albuquerque, New Mexico  87102
              (Address of principal executive offices) (Zip Code)

                                  (505) 768-1000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class         Name of Each Exchange on Which Registered
     Common Stock, $.002 par value                  NQB Pink Sheets

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

Yes [X]  No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares outstanding of the registrant's Common Stock was 1,088,803 at June 26, 2000.

The market value of the voting stock of the registrant held by nonaffiliates of the registrant on June 26, 2000 was not determinable; there have been no trades of the new common stock as of June 26, 2000.

There are no documents incorporated herein by reference.

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                               TABLE OF CONTENTS

                                                                                        PAGE
Part I
     Item 1.   Business.................................................................. 1
     Item 2.   Properties................................................................ 6
     Item 3.   Legal Proceedings......................................................... 6
     Item 4.   Submission of Matters to a Vote of Securities Holders..................... 7
Part II
     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters....................................................... 8
     Item 6.   Selected Financial Data................................................... 10
     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................... 12
     Item 7A.  Quantitative and Qualitative Disclosures about Market Risk................ 19
     Item 8.   Financial Statements and Supplementary Data............................... 19
     Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................. 19
Part III
     Item 10.  Directors and Executive Officers of the Registrant........................ 20
     Item 11.  Executive Compensation.................................................... 21
     Item 12.  Security Ownership of Certain Beneficial Owners and Management............ 22
     Item 13.  Certain Relationships and Related Transactions............................ 24
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......... 25
Signatures............................................................................... 27

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                          FORWARD-LOOKING INFORMATION

The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors, including the perceived difficulties from the Company's past bankruptcy (which could adversely affect its existing and proposed operations); and, the Company's present financial condition. From time to time, the Company may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

AutoLend Group, Inc. (the "Company"), is a holding company headquartered in Albuquerque, New Mexico. The Company is currently winding down two businesses. The Company primarily operates through its subsidiaries, which are:

   AutoLend Corporation, which maintains a residual portfolio of sub-prime consumer used-car loan contracts purchased from used-car dealers (also referred to as installment contracts receivable, or the "Loans"). AutoLend Corporation ceased purchasing these Loans in December 1995. This portfolio now consists entirely of inactive Loans that have been more than six months in arrears and have been written off. The Loans presently provide us an irregular net cash flow of approximately $11,000 per month, which amount will likely diminish. There are approximately 3,900 Loans, having a combined face value of approximately $15 million. A portion of this Loan portfolio is presently "out of statute" (i.e., no longer legally enforceable).
   On April 1, 2000, the Company adopted a plan to sell the Loan portfolio business. As a result, the Company has had discussions to sell the entire portfolio to an unaffiliated third party. Due to the evolution of the Company's Loan portfolio to one which no longer has any current "active" Loans, and due to management's decision to enter negotiations to sell the remaining portfolio of "inactive" (written-off) Loans, as of April 1, 2000 the Company will henceforth treat the car Loan portfolio as a discontinued operation.

   American Life Resources Group, Inc., and LBNM, Inc., which maintain portfolios of unmatured life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). These subsidiaries generally ceased purchasing Policies in September 1994. The 5 remaining Policies had an aggregate face value of approximately $366,000 and a net book value of $36,000 on March 31, 2000.

For over two years, the Company's activities have been concentrated on resolving the (recently-concluded) bankruptcy, and in its attempt to develop and obtain licensure as a distributor for a gaming business (which has been a division of the Company, under the name of Kachina Gaming) [this attempt was terminated in June, 2000; see "Attempted New Business," below]. Additionally, during the last year the Company has worked to get its Registration Statement (as required by the Plan of Reorganization) made effective (which was made effective by the Securities and Exchange Commission (the "SEC") on January 19, 2000). The Company has also continued to collect amounts due from the residual Loan portfolio as well as the residual Policy portfolio.

[Note: The Company is not affiliated with the website www.autolend.com, nor is the Company affiliated with the Miami-based business, AutoLend IAP (which is owned by Auction Finance Group, Inc.)]

As a result of the Company's inability to make repayment on, and resultant default on, its outstanding Debentures due September 19, 1997, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. Under Chapter 11, claims against the Company in existence before the filing of the bankruptcy petition have now been resolved. The Bankruptcy Court confirmed the Company's creditor-approved Plan of Reorganization, which became effective March 5, 1999, at which time the Company attained a positive net equity (in conjunction with the adoption of fresh start accounting), and was no longer classified as a "debtor-in-possession." On January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case.

The losses that had forced the Company into bankruptcy were caused primarily by the business the earlier Miami-based management team had initiated, operated, and then stopped; i.e., purchasing and maintaining a portfolio of sub-prime consumer car loan contracts. This car Loan business produced cumulative operating losses in excess of $20 million, resulting in a state of negative net equity (which reached a low point of negative $11.9 million in March 1997), with a large debt payment looming (in September 1997). As a result, management was changed (in September 1996) and moved to Albuquerque, and this new management team significantly reduced expenses and took other actions that improved the Company's financial condition, resulting in a substantially improved net equity position. In the twelve months between taking control in September 1996 and the Debenture repayment due date of September 1997, the Albuquerque-based management team had successfully eliminated two-thirds of the over $22 million in Debenture debt that had been outstanding when they took control, and had improved net equity by $10 million from its low point. However, on September 19, 1997, the remaining principal balance (plus all accrued interest) of the Debentures became due and payable, requiring a cash disbursement on that date of approximately $8.6 million, which was still above the Company's capabilities. Therefore, on September 22, 1997, the Company filed a voluntary petition for reorganization. On March 5, 1999, the Plan of Reorganization became effective, resulting in the cancellation (effective on that date) of the Company's debts and common stock, and giving certain substitute rights under the Plan to creditors and to the Company's cancelled shares of stock.

Over two years after the filing of the voluntary reorganization petition, on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case. In connection with the resolution of the bankruptcy, unsecured creditors have received payments for 100 percent of their allowed claims. Likewise, qualified former Debenture holders have received, in aggregate, $2.9 million in cash payments, as well as stock in the reorganized Company, and uncollateralized, non-interest-bearing notes. [The first annual payment on these notes was originally scheduled for March 5, 2000; however, that $0.1 million payment has not yet been made; see Note 16 to the Company's Consolidated Financial Statements.]

When the old common stock was cancelled as required by the creditor-approved Plan of Reorganization, holders of the old common stock were provided an opportunity to subscribe in the offering of new stock which formed the new ownership of the Company. Since this offering was not open to anyone not holding old cancelled shares, outsiders had to purchase cancelled shares if they wished to participate; this feature allowed holders of the cancelled shares the opportunity to sell the shares if they did not wish to subscribe. The subscription was concluded on April 18, 2000, thereby establishing the new ownership of, and controlling interest in, the Company.

ATTEMPTED NEW BUSINESS

The Company has been considering various prospects to develop a new business suitable for its situation. In general, any new business development is difficult, and the Company's particular realities impose significant constraints that make such an undertaking even more difficult. These constraints include the following: the need to acquire or develop the business without paying substantial cash or taking on significant debt; the handicap of not having actively traded stock to use to procure this business; the requirement that, after launch, the business will not need a significant capital investment to fund its initial operations; and, the requirement that the new business immediately produce a positive cash flow.

The Plan involved developing a new business that would have consisted primarily of providing gaming devices and gaming machines for certain non-profit fraternal organizations in New Mexico. On approximately July 2, 1999, the first legalized gaming in a non-profit fraternal organization began in New Mexico. The Company proposed to provide, supply, and service gaming devices as described in the New Mexico "Gaming Control Act," and the business would have been regulated by the New Mexico Gaming Control Board (the "Gaming Control Board") as described in the Gaming Control Act. The Company commenced its efforts in this arena under the name of Kachina Gaming, which was organized as a Division of the Company. In connection with these efforts the Company had hired a Vice President of Gaming Development and Marketing.

The Company's management has believed that it could obtain the proper licenses, gaming machines, and contracts with non-profit organizations to make this business viable. In this regard, the Company made application in February 1999 to the Gaming Control Board for licensure as a distributor. Additionally, the Company signed contingent contracts with fraternal organizations whereby the Company would supply gaming machines to licensed operators. The contracts are contingent upon certain matters, such as the Company and the fraternal organizations' ability to obtain the appropriate state licensing as well as the actual approval of the respective contracts by the Gaming Control Board. The Company held discussions with several licensed gaming machine manufacturers with respect to obtaining such machines.

The Gaming Control Board has been processing the Company's application for licensure as a distributor. In connection with this review, the Company received correspondence from them indicating that the process was significantly lengthened due to, and dependant upon the outcome of, the SEC investigation. (On February 16, 1999, we were notified by our counsel that we were subject to an investigation by the SEC; see "Item 3. Legal Proceedings" below.)

On June 13, 2000, the Company was informed by the staff of the SEC that the staff intends to recommend that the Commission bring a civil injunctive action against the Company and an officer for alleged violations of securities laws. The Company believes it has defenses against this staff recommendation, and plans a formal submission to the Commission under SEC procedures. Nonetheless, on or about June 15, 2000, the Company decided to terminate its attempt to become licensed by the Gaming Control Board. Thus, the Company must now find some other business to enter, or else be acquired, merge, or possibly liquidate and close.

GOING CONCERN

At March 31, 2000, the Company had cash and cash equivalents of $373,000, and a positive net equity of $186,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation which approximated $300,000 at March 31, 2000. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2001. The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations. The Company is temporarily without a Chairman of the Board, and temporarily has less than the required minimum of three Directors as stated in the Company's Bylaws.

Due to the legal opinion of the Company's counsel, the first annual $0.1 million payment to former debenture holders who became note holders was not made as originally scheduled, and as of the date of this filing, has not been made. The Company's management presently plans to put the issue forth to the Company's new shareholders and directors for resolution. The payments that are due are, at this point, due primarily to controlling shareholders (but not to management). Management is seeking appropriate guidance with respect to this issue.

POTENTIAL CHANGE IN CONTROL

The Company is aware that an independent third party has had discussions with persons representing the majority of shares outstanding regarding the possible purchase of a controlling interest in the Company. The Company is not a party to the negotiations or discussions, and has no knowledge of whether any such transaction may occur, or if it did occur, what its impact might be.

CONTINGENT RIGHTS  --  EL RANCHO PROPERTY

In connection with NPD, Inc.'s participation in the Delaware ITB Chancery Court litigation (which was settled effective November 6, 1998), and in connection with the Company's adversary proceeding against NPD, Inc. (the terms of which were finalized as part of the NM Bankruptcy Court ITB settlement approved in September 1998 and consummated in January

1999, and which was administratively closed by Court order on June 26, 2000), and furthermore in connection with the Company's adversary proceeding against Nunzio DeSantis (which was settled effective January 7, 2000), the Company received certain contingent rights. [See Item 10, Directors and Executive Officers; Item 13, Certain Relationships and Related Transactions; and Note 5 to the Company's Consolidated Financial Statements -- Related Party Transactions.] The contingent rights which the Company received are with respect to possible proceeds receivable in the event that International Thoroughbred Breeders' real estate holding in Las Vegas, Nevada sold above a certain threshold amount, under certain conditions. The Company's rights thereunder may be up to $2.0 million. According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property sold on May 22, 2000. The Company is presently investigating its legal options necessary to realize any potential benefit which may be due from this sale as disclosed by the ITB Form 8-K filing.

Employees

As of June 26, 2000, the Company and its subsidiaries had six employees. Two of these employees are anticipated to leave the Company in July, 2000. Of the remaining four employees, one (the Chief Executive Officer) is working without salary, and the other three are temporarily receiving half or partial salary (which does not constitute a waiver under any written contract). The Company cannot guarantee that it will be able to retain its employees under these conditions, or to replace employees where needed.

AVAILABLE "LOSS CARRYFORWARDS"

The Company currently has unused operating loss carryforwards ("OLC's") and capital loss carryforwards ("CLC's") which expire at various times. Federal OLC's total $9.7 million, and expire between the years 2012 and 2020. State OLC's total $9.8 million, and expire between the years 2002 and 2005. CLC's total $1.0 million, and expire in the year 2002. At a combined federal and state corporate statutory tax rate of 38.6 percent, the present OLC's can, in a valid situation, result in the cancellation of a requirement to pay approximately $3.7 million in federal and state income taxes, either immediately in one year or spread out over many years.

The requirements to utilize such loss carryforwards are strict, and the possibilities for usage are extremely limited. In general, OLC's can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock. CLC's may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income).

FRESH-START REPORTING

In accordance with the American Institute of Certified Accountants' Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company has adopted fresh-start reporting as of March 5, 1999, which gives effect to its emergence from Chapter 11 and reorganization at that time. The Company's Consolidated Financial Statements, included elsewhere in this Form 10-K, provide information regarding the Company's Chapter 11 process and adoption of fresh-start reporting.


ITEM 2.  PROPERTIES.

During February 1999, the Company assumed the lease on its offices at 600 Central SW, Albuquerque, New Mexico pursuant to a legal settlement involving the return of substantial funds to the Company (see Notes 5 and 16 of the Consolidated Financial Statements). The lease terminates on July 31, 2002, and the gross lease payments are presently $10,130 per month. Each August 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. The Company has in the past subleased a portion of its space on a month-to-month basis, and has been trying during the past year to sublease approximately half of its space.

Rent expense for operating leases was approximately $123,000 for the fiscal year-ended March 31, 2000 (which was partially offset by sublease rental income of $16,000), as compared to rent expense of $28,000 for the fiscal year ended March 31, 1999, $14,000 for the fiscal year ended March 31, 1998, $179,000 for the fiscal year ended March 31, 1997, and $306,000 for the fiscal year ended March 31, 1996.


ITEM 3.   LEGAL PROCEEDINGS.

SEC Investigation. On February 16, 1999, the Company was notified by its counsel that it was subject to an investigation by the SEC. The Company cooperated fully with the staff of the SEC to aid their understanding of the matters of concern. Management believes that the investigation is now complete.

SEC Recommendation. On June 13, 2000, the Company was informed by the staff of the SEC that the staff intends to recommend that the Commission bring a civil injunctive action against the Company, as well as one against its chief executive officer, for alleged violations of federal securities laws. The SEC staff has informed the Company that it does not intend to recommend civil penalties, fines, or disgorgement from the Company, but does intend to recommend civil penalties against the officer as an individual. Management believes that the SEC staff recommendations are based on activities that took place prior to October 1997 in connection with the Company's tender offer for the Company's debentures, the adequacy of the Company's disclosure related to the tender offer, the purchase of debentures at a discount from face value, and previously reported transactions in connection with International Thoroughbred Breeders, Inc.

Under SEC procedures, the Company plans to respond to the SEC staff's recommendation in a formal submission to the Commission, and then enter into discussion with the SEC. Thereafter, the Commission may follow the SEC staff recommendations, or decline to follow them, or take other action. If the Commission follows the staff recommendations, an extensive legal process could proceed in Federal Court. Should an injunction ultimately be issued against the Company, the Company would be prohibited from engaging in acts similar to the ones that led to the recommendation for the injunction, and from violations of federal securities laws. Such an injunction against the Company would have to be disclosed in any future filings or registrations of Company securities, and may have other ramifications as well.

The Company believes that it has defenses with respect to the SEC staff allegations against it, but is unable to predict the outcome of the process.

Closing of the Bankruptcy.   On July 2, 1999, the Company filed a Motion for
Final Decree to close the bankruptcy estate. On September 28, 1999, a court hearing was held on the motion, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On March 5, 1999, the Plan of Reorganization became effective, and all of the Company's outstanding Common Stock, Preferred Stock, and Class A and B Warrants were cancelled. These cancelled equities were given certain substitute rights under the Plan, and as a result, the cancelled common stock had continued to trade for about a year. These old common shares (which originally had imprinted the Cusip number of 124767 104, which was changed after the Company's name change, to Cusip number 052786 100, and which bore the Company's prior name "CAPX Corporation," and which were blue) are no longer valid and no longer trade.

The Company's Common Stock had traded under the symbol "AUTL" in the over-the-counter market on the Electronic Bulletin Board (the OTC BB), until March 18, 2000. At the end of trading on that date, as previously announced and scheduled, the Company halted the trading of the old shares (which had been cancelled since March 5, 1999), since the subscription rights would no longer be in effect, per the Plan of Reorganization, on the next trading day. The ticker symbol AUTL will no longer be used to represent the Company's shares.

On April 18, 2000, the subscription under the Registration Statement concluded, and the new ownership of the Company was established. On or about April 20, 2000, the shares of new Common Stock were distributed, resulting in new total stock outstanding of 1,088,803 shares. The Company's stock is presently available for trade via the NQB Pink Sheets, and the Company is attempting to get the stock listed on the Over The Counter Bulletin Board (the "OTC BB"). Listing on the OTC BB enables the easy lookup of stock price quotes on the internet by investors. Although it is available for trading, there have been no trades of the stock since it has been issued, as of June 26, 2000. The new ticker symbol is "ALEN," and the new shares have a new Cusip number, 052786 308. The new shares bear the legend "AutoLend Group, Inc.," and are green.

The approximately 6 million old shares (i.e., AUTL) which traded between March 5, 1999 and March 18, 2000 did not represent the traditional equity claim on the Company during that period, but instead were effectively a rights certificate. The approximately 1.1 million new shares (i.e., ALEN) which are now the only shares outstanding (and which were distributed in April, 2000) are again a traditional equity claim share.

Previously, and until May 21, 1996, the Common Stock and Class A Warrants were quoted on the Nasdaq Smallcap Market under the symbols "CARS" and "CARSW," respectively. On that date, the Common Stock and the Class A Warrants were delisted from the Nasdaq Smallcap Market because of the Company's failure to meet minimum net equity eligibility criteria for continued listing. The Common Stock was also listed on the Boston Stock Exchange under the symbol "OTO" until August 20, 1996, when it was also delisted for failure to meet that exchange's minimum net equity requirements.

The following table states for the periods indicated the range of high and low bid prices for the old Common Stock and Class A Warrants as reported on the Electronic Bulletin Board. As noted above, the old Common Stock (as well as the Warrants and Preferred Stock) was canceled on March 5, 1999, and the following does not necessarily represent any trading pattern that may develop for the new Common Stock issued in late April 2000. There were no trades of the Preferred Stock during the fiscal years ended March 31, 1999 or 2000, and, therefore, they have not been reflected in the schedule below. The prices reflect inter-dealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.

                                                     Common Stock     Class A Warrants (1)
                                                     ------------     --------------------
                                                      High    Low       High       Low
                                                      ----    ---       ----       ---
Old Common Stock (cancelled March 5, 1999):
     Fiscal Year ended March 31, 1999:
     Quarter ended June 30, 1998                      0.07    0.01       --(2)     --(2)
     Quarter ended September 30, 1998                 0.06    0.01       --(2)     --(2)
     Quarter ended December 31, 1998                  0.03    0.01       --(2)     --(2)
     Quarter ended March 31, 1999                     0.10    0.01       --(2)     --(2)

     Fiscal Year ended March 31, 2000:
     Quarter ended June 30, 1999                      0.12    0.02       --(2)     --(2)
     Quarter ended September 30, 1999                 0.44    0.02       --(2)     --(2)
     Quarter ended December 31, 1999                  0.34    0.04       --(2)     --(2)
     Quarter ended March 31, 2000                     0.12    0.03       --(2)     --(2)

  New Common Stock (distributed April 20, 2000):
     Fiscal Year ended March 31, 2001:
     Period of April 1 to June 26, 2000 (4)           n/a    n/a         --(3)     --(3)


(1) Each Class A Warrant entitled the registered holder thereof to purchase one share of Common Stock and one Class B Warrant through January 31, 1998, at an exercise price of $4.00 subject to adjustment. Each Class B Warrant entitled the registered holder thereof to purchase one share of Common Stock from the date of issuance through January 31, 1998, at an exercise price of $7.00 subject to adjustment. The Company also granted Warrants to individuals to purchase 25,000 Common Shares at $3.00 per share through March 11, 2001, and 20,000 Common Shares at $12.25 through September 18, 2001. The Plan of Reorganization included provisions for treatment of the Warrants, wherein all Warrants expired on March 4, 2000.

(2)  There were no reported trades of Class A Warrants during these periods.

(3) After March 4, 2000, the Warrants ceased to have any legal or financial significance.

(4)  There have been no trades of the new stock, as of June 26, 2000.

At March 4, 1999, there were 6,079,530 shares of (old) Common Stock outstanding and 80 holders of record. As of March 5, 1999, all outstanding shares of Common Stock were cancelled pursuant to the Plan of Reorganization. However, these old shares continued to trade, as they conferred (modified) rights as prescribed in the Plan of Reorganization, until sixty days after the Company's Plan of Reorganization became effective (which occurred on January 19, 2000). Thus, on March 19, 2000, these old (cancelled) shares no longer had any legal significance, and the Company had their trading terminated (which was scheduled and announced in advance). On April 18, 2000, the subscription under the Registration Statement concluded, and the new ownership of the Company was established. At June 26, 2000, there were 1,088,803 shares of
(new) Common Stock outstanding and 8 holders of record (excluding shares held in street name); the Company estimates that there are a total of approximately 25 beneficial owners. In addition, there were 4,875 equivalent shares subscribed-for which were issuable; these shares represent the 25% payment received on 19,500 shares which were purchased under the subscription on the 25% per quarter payment method. At March 31, 2000, the number of shares purchased pursuant to this subscription were accounted for as issuable equal to the equivalent of shares actually 100% paid for. As there are no requirements binding a subscriber to continue making future payments towards the subscription, an accrual for the unpaid amounts was not recorded at March 31, 2000.

The Company has paid no dividends on its Common Stock. The Company presently intends to retain any earnings to finance the development of its future business.


ITEM 6.  SELECTED FINANCIAL DATA.

An order confirming the Company's Plan of Reorganization became effective on March 5 1999, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999.

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended March 31, 1999, is being compared to 2000 and 1998 since the results of operations are comparable except for the extraordinary item in 1999, which resulted from the implementation of the Plan of Reorganization.

The following selected financial data of the Company for the fiscal years ended March 31, 2000, 1999, 1998, 1997, and 1996 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.


                                                                               Fiscal Years Ended March 31:
                                                            ----------------------------------------------------------------------
                                                                          In Thousands (except earnings per share)

                                                               2000          1999          1998           1997          1996
                                                            -----------   -----------  -------------  -------------  ------------
Statement of Operations Data:

Finance charges on installment contracts                          $ 10         $ 117          $ 588        $ 1,671       $ 7,808
Net revenue from matured insurance policies                          5           248              9            404           542
                                                             -----------   -----------  -------------  -------------  ------------
Total net revenues                                                $ 15         $ 365          $ 597        $ 2,075       $ 8,350
                                                            ===========   ===========  =============  =============  ============

Operating (loss), including loan loss provisions and
      recoveries                                               $(1,221)       $ (998)      $ (1,469)      $ (7,402)     $(10,404)
Net interest income/(expense)                                       87          (187)          (508)        (1,816)       (2,687)
Write-off of assets, and accrual of expenses
       related to the consumer loan and viatical businesses          -           (69)          (132)        (2,109)            -
Insurance policy write-down recapture                              106           536              -              -             -
Cancellation of Florida tax claim                                  178             -              -              -             -
Realized gains/(losses) on sales of marketable securities            -             -              -              -             1
Tax offset to loss                                                   -             -              -             86         4,936
Miscellaneous other income/(expense), net                           45           (40)          (101)          (461)          (27)
                                                             -----------   -----------  -------------  -------------  ------------

Results of operations, including interest expense,
       before debenture conversion charge                         (805)         (758)        (2,210)       (11,702)       (8,181)

Non-cash debenture conversion charge                                 -             -         (6,261)             -             -
                                                            -----------   -----------  -------------  -------------  ------------

Net loss before reorganization costs, bankruptcy court
      settlements, discontinued operations, extraordinary
      items, and cumulative effect of change in
      accounting principle                                        (805)         (758)        (8,471)       (11,702)       (8,181)
Bankruptcy reorganization expenses                                (190)         (492)          (212)             -             -
Gain on adversary claim and (loss) on
      settlement ITB / NPD                                         451        (1,368)             -              -             -
                                                            -----------   -----------  -------------  -------------  ------------

Net loss before discontinued operations,
   extraordinary items, and cumulative effect of
   change in accounting principle                                 (544)       (2,618)        (8,683)       (11,702)       (8,181)
Discontinued operations:
      (Loss) from operations of
            discontinued subsidiary                                  -             -              -           (153)          (48)
      Gain on sale of subsidiary                                     -             -              -            320             -
Extraordinary items:
  Gain as result of reorganization                                 178         5,342              -              -             -
  Net gain on early extinguishment of debt                           -             -          3,172              -         7,307
Cumulative effect of change in accounting principle                  -             -              -              -           177
                                                            -----------   -----------  -------------  -------------  ------------

Net income/(loss)                                               $ (366)       $2,724       $ (5,511)     $ (11,535)       $ (745)
                                                            ===========   ===========  =============  =============  ============



Per Share Data:
                                                                                       Fiscal Years Ended March 31:
                                                                      -------------------------------------------------------------
                                                                         2000        1999         1998        1997         1996
                                                                      ----------- -----------  ----------- -----------  -----------
Loss per share before reorganization costs, bankruptcy court settle-
   ments, discontinued operations, extraordinary items, and cumulative
   effect of change in accounting principle                           $    (0.77)     *        $    (1.40) $    (2.53)  $    (1.77)

Bankruptcy reorganization expenses                                         (0.18)     *             (0.04)          -            -
Gain on adversary claim, (loss) on settlement ITB / NPD                     0.43      *                 -           -            -
Discontinued operations                                                        -      *                 -        0.04        (0.01)
Extraordinary items:
   Net gain as a result of reorganization                                   0.17      *                 -           -            -
   Gain on early extinguishment of debt                                        -      *              0.53           -         1.58
Cumulative effect of change in accounting principle                            -      *                 -           -         0.04
                                                                     ----------- -----------  ----------- -----------  -----------
Net income/(loss)                                                     $    (0.35)     *        $    (0.91) $    (2.49)  $    (0.16)
                                                                     =========== ===========  =========== ===========  ===========

Weighted average number of common and common equivalent
   shares outstanding                                                     45,367      *         6,039,391   4,634,530    4,634,530

Weighted average number of common and common equivalent
   shares issuable and outstanding                                     1,042,237      *           --          --            --


Balance Sheet Data:                                                                             As of March 31:
                                                                     -------------------------------------------------------------
                                                                         2000        1999         1998        1997         1996
                                                                     ---------- -----------  ----------- -----------  -----------
   Total Assets                                                       $      772  $ 5,197      $    7,640  $   16,276   $   24,485
   Total Liabilities                                                         586    4,629          11,078      28,128       24,802
   Total Stockholders' Equity                                                186      568          (3,438)    (11,852)        (317)

* The per share data for 1999 above has not been presented due to the cancellation of all common stock and common stock equivalents as of March 5, 1999. No uncancelled stock was outstanding at March 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Although the Company was organized in May 1989, it did not begin its viatical settlements business until April 1991, when it acquired certain assets of Living Benefits, Inc. ("LBI"), including covenants not to compete from LBI's former owners. In April 1993, the Company acquired certain operating assets of American Life Resources Corporation (ALR Corp.), which was also engaged in the viatical settlements business. ALR Corp. retained the viatical insurance Policies it had purchased before January 14, 1993. The Company generally ceased purchasing the Policies in September 1994, and by July 1995, had sold the majority of Policies still outstanding. Goodwill and intangibles related to these acquisitions have been fully amortized. The Company still holds a small residual portfolio of Policies.

The Company commenced purchasing "sub-prime" consumer used-car Loans, or installment contract receivables, in May 1994 through AutoLend Corporation, and ceased purchasing them in December 1995. Loan loss provisions for this business from May 1994 through March 1997 totaled $13.9 million, on revenues of $12.8 million for the same period. The results of this business were the primary reason the Company was unable to service its outstanding Debentures, which forced the Company to file the Bankruptcy Petition.

For over two years, the Company's activities have been concentrated on resolving the (recently-concluded) bankruptcy, and in its attempt to develop and obtain licensure as a distributor for a gaming business (which has been a division of the Company, under the name of Kachina Gaming), which attempt was terminated in June, 2000. Additionally, during the last year the Company has worked to get its Registration Statement (as required by the Reorganization Plan) made effective (which was made effective by the SEC January 19, 2000). The Company has also continued to collect amounts due from the residual Loan portfolio as well as the residual Policy portfolio.

At March 31, 2000, the Company had cash and cash equivalents of $373,000, and a positive net equity of $186,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $300,000 at March 31, 2000. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2001. The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations.

RESULTS OF OPERATIONS

An order confirming the Company's Plan of Reorganization became effective on March 5 1999, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999.

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended March 31, 1999, is being compared to 2000 and 1998 since the results of operations are comparable except for the extraordinary item in 1999 which resulted from the implementation of the Plan of Reorganization.


Fiscal year ended March 31, 2000, compared to fiscal year ended March 31, 1999

The Company recorded a net loss of approximately $0.4 million for the year ended March 31, 2000. Contributing to the net loss was an operating loss of $1.2 million and $0.2 million in reorganization expenses, which were partially offset by $1.0 million in non-operating income, court settlements, and extraordinary items.

Net revenues realized from viatical insurance Policies in the year ended March 31, 2000, were approximately $5,000, as compared to $248,000 in net viatical revenues in the year ended March 31, 1999. The current period revenues were the result of the maturity of one Policy, for gross proceeds of $38,000, against a cost of $33,000. These amounts exclude the impact of the sale of four Policies, the results of which were booked as a gain rather than as revenues. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of five Policies will be irregular, depending primarily upon the timing of mortality of the insured. Net viatical revenues from the Policies are determined by subtracting the Policy cost from the relevant face value after a Policy "matures" (becomes payable by the insurance company).

Revenues from sub-prime consumer used-car Loans (which are also referred to as installment contracts receivable) were approximately $10,000 during the year ended March 31, 2000, which represented a $107,000 decrease compared to the $117,000 realized during the year ended March 31, 1999. This decrease is a result of the reduced size of the Company's portfolio of those Loans. The Company ceased purchasing new Loans in December 1995, and as Loans are paid in full or written off, the portfolio decreases in size. The cost to collect these Loans is not reflected in net revenue, but as general and administrative expenses. There will be no future revenues from this portfolio, as the "active" portion has now been reduced to zero, as all the Loans have either been paid in full or written-off. The Company's long-standing policy has been to write-off Loans after they have become more than six months in arrears; at that point, the Loan may be pursued for collection, but is categorized as "inactive." Collections on inactive Loans are not booked as revenues, but as income. The primary significance of the Loan portfolio in the future will be in this loan loss recovery on the "inactive" Loans, as described below. On April 1, 2000, the Company adopted a plan to sell the used car Loan portion of the Company's business, and henceforth this business activity will be considered a discontinued operation. Income from loan loss recovery in connection with the portfolio of Loans for the year ended March 31, 2000 represent a $0.3 million net recovery of previously charged-off Loans, in excess of current period provisions. This is compared to a net recovery of $0.4 million for the year ended March 31, 1999. This inactive portion of the portfolio consists of approximately 3,900 written-off Loans; the Company is presently in discussions regarding the possible sale of the entire Loan portfolio. There is also a sales- and use-tax refund opportunity applicable to those receivables because the borrower defaulted. The Company is has pursued a potential refund of some of these taxes. The amounts relating to these events are not readily determinable, and recovery is not certain. Therefore, these consolidated financial statements do not reflect the potential financial impact related to these activities.

General and administrative expenses were $1.5 million during the year ended March 31, 2000, which represented a reduction of $0.3 million, compared to the $1.8 million expended during the year ended March 31, 1999. This decrease resulted from a combination of offsetting factors, including a $163,000 expense reduction due to the non-reoccurrence of the Florida (prior-year) tax claim, a $140,000 reduction in insurance costs, a $76,000 reduction in legal and accounting fees (exclusive of S-1 and reorganization costs), and a $42,000 reduction in car Loan portfolio administration expenses, all of which were partially offset by a $94,000 increase in rent expenses and $73,000 in net expenses of the S-1 Registration (after proceeds). The $1.5 million expended during the year-ended March 31, 2000 consisted primarily of $679,000 in salaries, payroll taxes, and benefits, $348,000 in legal and accounting fees, $123,000 in rent, $96,000 in car Loan portfolio administration costs, and $51,000 in insurance expenses. (These amounts exclude the $0.2 million and $0.5 million in post-Chapter 11 reorganization costs for the fiscal years ended March 31, 2000 and 1999, respectively.)

Operating losses for the year ended March 31, 2000, were $1.2 million, compared to operating losses of $1.0 million for the year ended March 31, 1999. In total, the $0.2 million increase in operating losses were primarily due to a $0.4 million decrease in combined revenues and operating incomes, as well as the decreased recovery of bad debt of $0.1 million, which were partially offset by the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.3 million.

The impact of non-operating income, court settlements and extraordinary items for the year ended March 31, 2000, was a net $1.0 million, compared to $4.2 million for the year ended March 31, 1999. This results in a net decrease in non-operating income of $3.2 million, which difference is due to a confluence of one-time events, as follows. The $1.0 million non-operating income for the present period was primarily due to the $451,000 gain as a result of the settlement with Nunzio DeSantis (see Item 13., Certain Relationships and Related Transactions), a cancellation of a $178,000 Florida tax claim, a $178,000 gain on a Debenture settlement, a viatical policy write-down recapture of $106,000, and interest income of $87,000. The $4.2 million non-operating income for the prior year was primarily due to the $5.3 million gain on debt forgiveness, a viatical policy write-down recapture of $0.5 million, and interest income of $0.5 million, all of which was partially offset by a $1.4 million loss on the NPD/ITB settlement, $0.6 million in accrued interest expense, and $0.1 million in miscellaneous other expenses.

In addition to the above, for the year ended March 31, 2000, the Company incurred $0.2 million in reorganization costs related to the bankruptcy proceedings, compared to $0.5 million in the prior year, amounting to a reduction of $0.3 million in reorganization costs.

The net effect of the foregoing was a net loss of $0.4 million for the year ended March 31, 2000. The net income for the same period last year was $2.7 million. The $0.4 million loss in the current period was due primarily to an operating loss of $1.2 million and reorganization costs of $0.2 million, partially offset by non-operating income of $1.0 million. The net income for the prior year of approximately $2.7 million was primarily due to non-operating income of $4.2 million, partially offset by an operating loss of $1.0 million and reorganization costs of $0.5 million. The net decrease in income of $3.1 million, as compared to the prior fiscal year, was attributable primarily to the prior year $5.3 million gain on debt forgiveness effected by the bankruptcy, which was partially offset that year by a $1.4 million loss on the NPD/ITB settlement. Additionally, the most recent fiscal year had $0.6 million higher in other net non-operating income and $0.3 million lower in reorganization costs, which were partially offset by a $0.1 million higher operating loss.

Fiscal year ended March 31, 1999, compared to fiscal year ended March 31, 1998

The Company recorded a net income of approximately $2.7 million for the year ended March 31, 1999. Contributing to the net income was an approximately
$5.3 million gain on debt forgiveness, which was offset by an approximately $1.4 million loss on the NPD/ITB settlement, an operating loss of $1.0 million, and other expenses of $0.2 million.

Net viatical revenues realized from viatical insurance Policies in the year ended March 31, 1999, were $0.2 million, as compared to de minimis revenues in the year ended March 31, 1998. The increase was due to the maturity of 4 policies.

Revenues from consumer used-car Loans were approximately $0.1 million during the year ended March 31, 1999, which represented a $0.5 million decrease compared to the $0.6 million realized during the year ended March 31, 1998. This decrease is a result of the reduced size of the Company's portfolio of the Loans.

Provisions for credit losses in connection with the portfolio of car Loans for the year ended March 31, 1999 represent a $0.3 million net recovery of previously charged-off loans, in excess of current period provisions. This is compared to a net recovery of $41,000 for the year ended March 31, 1998. This improvement of $0.3 million was primarily the result of collections on old loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.

General and administrative expenses were $1.8 million during the year ended March 31, 1999, which represented a reduction of $0.3 million, compared to the $2.1 million expended during the year ended March 31, 1998. This decrease resulted primarily from a $0.3 million decrease in the cost of administering and collecting the portfolio of Loans (which is included in general and administrative expenses). (These amounts exclude the $0.3 million in post-Chapter 11 reorganization costs.)

Operating losses for the year ended March 31, 1999, were $1.0 million, compared to losses of $1.5 million for the year ended March 31, 1998. In total, the $0.5 million reduction in operating losses were primarily due to (as detailed above) the reduction in general and administrative expenses (exclusive of reorganization costs) of $0.3 million and the recovery of bad debt of $0.4 million, which were partially offset by a $0.2 million decrease in total net revenues.

The impact of non-operating items for the year ended March 31, 1999, was a net $4.2 million income, compared to a non-operating loss of $3.8 million for the year ended March 31, 1998. The $4.2 million income for the March 1999 fiscal year was primarily due to the $5.3 million gain on debt forgiveness, a viatical policy write-down recapture of $0.5 million, and interest income of $0.5 million, all of which was partially offset by a $1.4 million loss on the NPD/ITB settlement, $0.6 million in accrued interest expense, and $0.1 million in miscellaneous other expenses. The $3.8 million non-operating loss for the earlier year was primarily due to the non-recurring $6.3 million Debenture conversion charge, offset by a $3.2 million gain on early extinguishment of debt, plus interest income of $0.4 million, partially offset by $0.9 million in accrued interest expense and $0.2 million in other miscellaneous expense.

In addition to the above, for the year ended March 31, 1999, the Company incurred $0.5 million in reorganization costs related to the bankruptcy proceedings, compared to $0.2 million in the prior year.

The net effect of the foregoing was a net income of $2.7 million for the year ended March 31, 1999. The net loss for the previous period was $5.5 million. The increase in net income of $8.2 million was attributable primarily to a combination of the following items. During the year ended March 31, 1999, the Company recorded a $5.3 million gain on debt forgiveness offset by a $1.4 million loss on the NPD/ITB settlement, plus $0.2 million in other non-operating expense items, and a $1.0 million operating loss, resulting in a total net income of $2.7 million. During the year ended March 31, 1998, the Company recorded a non-cash charge for Debenture conversion of $6.3 million offset by a $3.2 million gain on early extinguishment of debt, an operating loss of $1.5 million and $0.9 million in other non-operating expenses for a total net loss of $5.5 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's immediate viability as a going concern depends upon the successful installation of a new line of business and the attainment of profitability. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. On March 5, 1999, the Company's Plan of Reorganization became effective, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy. Cash flow from operations was a negative $1.5 million for the fiscal year ended March 31, 2000, and a negative $0.7 million for each of the fiscal years ended March 31, 1999 and 1998. At March 31, 2000, the Company had cash and cash equivalents of $373,000, and a positive net equity of $186,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $300,000 at March 31, 2000. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2001. The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations.

The Company's portfolio of car Loans at March 31, 2000, had a net book value of zero, and a face-value of approximately $15 million, and consisted of approximately 3,900 inactive (written-off) Loans. A portion of this Loan portfolio is presently "out of statute" (i.e., no longer legally enforceable). The Company ceased purchasing these Loans in December 1995, and is presently in discussions to sell the portfolio. Henceforth, the Loan operations will be classified as discontinued. The Company's portfolio of unmatured viatical insurance Policies totaled five at March 31, 2000, having a combined face value of $366,000 and a net book value of $36,000. The Company generally ceased purchasing Policies in September 1994.

There was a de minimus amount of cash used by investing activities for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 1999, cash used by investing activities was $4.9 million, which was primarily the result of the return of the $2.0 million escrow deposit account in connection with the NPD transaction for the ITB Shares, the $2.3 million partial repayment of the loan to NPD, and the early redemption of IAP securities of $0.6 million.

Cash used in financing activities for the fiscal year ended March 31, 2000 was $3.0 million, which was primarily due to payments to qualified former Debenture holders, per the Plan of Reorganization. There was no cash provided by or used in financing activities during the fiscal year ended March 31, 1999.

In summary, the Company decreased its cash and cash equivalents by $4.6 million during the fiscal year ended March 31, 2000, to a total of $0.4 million. The decrease was largely due to payments to qualified former Debenture holders (per the Plan of Reorganization) of $2.9 million, and the $1.5 million net use of cash for operating activities and other business expenses. In comparison, there was a $4.2 million increase in cash during the fiscal year ended March 31, 1999, primarily due to the return of the escrow deposit of $2.0 million, the partial repayment of the NPD loan of $2.3 million, and the early redemption of the IAP securities, partially offset by the $0.7 million net use of cash from operations. During the fiscal year, the Company's net equity decreased, from a positive $0.6 million at March 31, 1999, to a positive $0.2 million at March 31, 2000, a decrease of approximately $0.4 million.

The Company's primary source of capital has been sales of equity and debt securities, including its initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of prior year Debenture prepayments without penalty and the Debenture exchange offer, the outstanding principal balance of the Debentures was $7.2 million, (plus accrued interest), at March 4, 1999, prior to the effective date of the Plan of Reorganization. On March 5, 1999, all outstanding Debenture debt (and accrued interest) was canceled in conjunction with the Plan of Reorganization. The Company's Registration Statement became effective on January 19, 2000, under which the Company sold shares and thereby received a small amount of additional equity capital (and distributed other shares to certain former Debenture holders without the receipt of additional capital).

During the fiscal year ended March 31, 2000, the Company suffered recurring losses from operations that has raised substantial doubt about its ability to continue as a going concern. As a result of the Company's economic condition and the legal opinion of the Company's counsel, the first $0.1 million payment to former debenture holders who became note holders was not made as originally scheduled, and as of the date of this filing, has not been made (see Notes 3 and 16 to the Consolidated Financial Statements).

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

                                             Year First
                                              Elected
             Name                Age          Director            Position
  Nunzio P. DeSantis              49            1993        President, Chief Executive
                                                            Officer; former Chairman of the
                                                            Board and Director

  Philip J. Vitale, M.D.          54            1992        Director, and Corporate Secretary

  Jeffrey Ovington                48            N/A         Executive Vice President
                                                            and Treasurer

Nunzio P. DeSantis was Chairman of the Board, President and Chief Executive Officer of the Company from September 1996 through April 30, 2000. On May 1, 2000, Mr. DeSantis resigned in his capacity as Chairman and Director, but continues to serve as President and Chief Executive Officer. Mr. DeSantis previously served as Chief Executive Officer and Chairman of the Board of Directors from the Company's inception in 1989 until his resignation from these positions in September 1993 and May 1994, respectively. Mr. DeSantis has also served as Chief Executive Officer and a director of International Thoroughbred Breeders, Inc. ("ITB"), an American Stock Exchange listed company, from January 1997 to January 1999. Mr. DeSantis also is President and Chairman of the Board of NPD, Inc., a private company that owned an approximately 25 percent interest in ITB. Before September 1995 and for more than five years, Mr. DeSantis was Chairman of the Board and Chief Executive Officer of Diagnostek, Inc., a New York Stock Exchange traded company (until its sale in 1995).

Philip J. Vitale, M.D., has been a director of the Company since February 1992, and has also become Corporate Secretary (since April 2000). Dr. Vitale has been a doctor of medicine, specializing in urology, at the Lovelace Medical Center, Albuquerque, New Mexico ("Lovelace"), since 1978. Dr. Vitale served on the Board of Directors of Lovelace from 1985 until 1989, and on other governing boards and in other governing capacities for Lovelace at various times from 1980 until 1989, while it was owned by several different entities.

Julius Golden became a director of the Company effective April 17, 2000. Mr. Golden is, and has been for more than the last five years, President of Group West Advertising, Inc.

Mr. Golden resigned effective June 19, 2000, due to an insufficient number of Board members for a properly functioning Board.

Jeffrey Ovington has been Executive Vice President of the Company since September 1996. From May 1993 to July 1995, he served in various capacities, including Executive Vice President, with Diagnostek, Inc., a leading pharmacy benefit manager with annual revenues in excess of $400 million, which was acquired by Value Health, Inc. For 14 years prior thereto, he served in various capacities with General Electric Company, Martin Marietta Corp. (now Lockheed-Martin), and ITT. The Company executed an employment letter agreement with Mr. Ovington, which set his base salary at $115,000 per year and provides for severance pay under certain conditions.

The Company is temporarily without a Chairman of the Board, and temporarily has less than the required minimum of three Directors as stated in the Company's Bylaws. Management has requested that the representative of the majority of shares outstanding appoint one or more Directors to the Board. The Company anticipates conducting an organizational shareholder meeting and vote as soon as practicable.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table provides information concerning the compensation paid for fiscal years ended March 31, 2000, 1999, and 1998, to persons who served as Chairman of the Board, President, Chief Executive Officer, Executive Vice President, and Treasurer during fiscal year 2000. There was no other executive officer of the Company who served at the end of fiscal year 2000.

--------------------------------------------------------------------------------------------------------------------------
                                                  SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
 Name and Principal                                                                                               All other
      Position                   Annual Compensation                       Long Term Compensation                  Compen-
                                                                                                               sation ($)(1)
----------------------------------------------------------------------------------------------------------------------------
                                                                                  Awards            Payout
----------------------------------------------------------------------------------------------------------------------------
                                                                 Other
                                                                 Annual     Restricted   Securities
                                                                 Compen-      Stock      Underlying
                                                                 sation      Award(s)     Options/    LTIP
                            Year   Salary ($)     Bonus ($)      ($)(1)        ($)        SARs(#)    Payout($)
---------------------------------------------------------------------------------------------------------------------------
Nunzio P. DeSantis          2000   $237,500       $         -     $    -     $  -                -   $   -       $       -
  President, and Chief      1999     18,269  (2)            -          -        -                -       -               -
  Executive Officer         1998    281,250                 -          -        -        2,000,000       -               -
--------------------------------------------------------------------------------------------------------------------------
Jeffrey Ovington            2000   $122,200  (3)  $         -     $    -     $  -                -   $   -       $       -
  Executive Vice President  1999    156,478  (3)      100,000 (3)      -        -                -       -               -
  and Treasurer             1998    110,036                 -          -        -                -       -         100,000
--------------------------------------------------------------------------------------------------------------------------

(1) Except as indicated, the aggregate amount of perquisites and other personal benefits paid to the named persons did not exceed the lesser of 10 percent of each officer's total annual salary and bonus for the fiscal years and $50,000.
(2) Of the $237,500 that was originally listed for fiscal year 1999 salary for Nunzio P. DeSantis, only $18,269 was actually paid to him, and the other $219,231 was accrued as a contingent liability as of March 31, 1999. However, this unpaid, accrued salary was later canceled as part of the settlement of the adversary claim against Mr. DeSantis (see Item 13 "Certain Relationships and Related Transactions").
(3) Of the fiscal year 1999 compensation listed for Mr. Ovington, only $95,661 was actually paid during that fiscal year; the remainder was accrued as a contingent liability at March 31, 1999, and was then paid in the following fiscal year.

As of June 26, 2000, Mr. DeSantis is temporarily receiving no salary, and Mr. Ovington is temporarily receiving partial salary; no contractual rights are waived by this situation.


COMPENSATION OF DIRECTORS

Prior to the Company's Reorganization, Directors who are not employees of the Company received immediately exercisable Options to purchase 125,000 shares of the Company's old Common Stock for market price on the date of issue. In connection with the Plan of Reorganization, all Options to purchase shares of old Common Stock were canceled and were replaced with substitute rights to purchase new Common Stock at $4.00 per share, which rights expired on March 4, 2000. At present, no Directors hold any Options, and no Directors receive salary or pay for their services as Director.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

On March 5, 1999, the Company's Plan of Reorganization became effective, and all of the outstanding Common Stock, Preferred Stock, Class A and B Warrants, and Options were cancelled. The Company's Registration Statement on Form S-1 was made effective by the SEC on January 19, 2000, and on April 18, 2000, the final subscription period ended. On or about April 20, 2000, the Company's new Common Stock shares were distributed.

In accordance with the Plan of Reorganization, the former Debenture holders were issued, in aggregate, 1.02 million shares of new Common Stock, out of a total of
1.09 million shares issued. There are five former Debenture holders who received stock in this distribution. The largest such holder is believed to presently have approximately 63 percent of the total outstanding shares, and the second largest holder has approximately 24 percent of the shares. These former Debenture holders now own a majority of the Company, and gained this position with the distribution of the new shares in April 2000. The majority owner was notified as to his new majority position immediately after the end of the final subscription period, in April 2000.

The following table states certain information concerning stock ownership of all persons known by the Company to beneficially own five percent or more of the Company's outstanding Common Stock, as well as holdings of each current director, and all current directors and executive officers of the Company as a group, as of June 26, 2000, when the Company had outstanding 1,093,678 issued and issuable shares of Common Stock (excluding treasury shares, and including 4,875 undistributed shares).


                                            Amount and
     Name and address                       nature of
     of beneficial owner,                   beneficial    Percent of
     or identity of group                   ownership     class owned
     --------------------                   ----------    -----------

     entities associated with               687,500       62.9%
     Smith Management, LLC
     885 Third Ave., 34th Floor
     New York, NY 10022

     Vorarlberger Volksbank Reg. Gen.       262,500       24.0%
     Bahnhofstrasse12
     6900 Bregenz
     Austria

     All current directors and executive
     officers as a group                        0         0%


Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, as well as persons who own more than 10% of a registered class of the Company's equity securities and certain other affiliated persons, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of any copies of such forms furnished to the Company, or any written representations that no forms were required to be filed, the Company believes that two significant instances of filing with respect to acquisition of greater than 10% ownership are presently delinquent, as follows:

                              # shares                Approx.
     Name of                  Common     %            Date
     Benefical Party          Stock     Ownership     Acquired
     ---------------          -------   ---------     --------

     Smith Management, LLC    687,500   63%           April 20, 2000
     Vorarlberger Volksbank   262,500   24%           April 20, 2000

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's Chairman of the Board, President and Chief Executive Officer (Nunzio P. DeSantis) had been the second largest holder of the Company's stock (having directly owned approximately 534,000 shares of old Common Stock, or approximately nine percent before the old shares were cancelled) and also owns a controlling interest in NPD, Inc., with which the Company engaged in significant transactions. At December 31, 1998, the Company owed NPD, Inc. $0.5 million related to the ITB Option debt obligation, and NPD, Inc. owed $3.4 million for a related loan made during the fiscal year ended March 31, 1998, including its accrued interest. Both obligations accrued interest at 10 percent and were to be payable in full, including accrued and unpaid interest, in July 1999. However, these debt obligations were canceled as part of a larger, multi-faceted settlement that was consummated in January 1999, wherein the Company received a net total of $4.4 million in cash. In connection with this settlement and receipt of cash, the Company recognized a loss of $1.4 million in the year ended March 31, 1999. This loss, however, does not recognize the subsequent partial offset realized in the year ended March 31, 2000, as a result of the resolution and settlement (below) of the adversary claim against Mr. DeSantis.

On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. On January 7, 2000, the Bankruptcy Court entered an order resolving this adversary claim. The order includes cancellation of debts owed by the Company to Mr. DeSantis of $256,230; a transfer to the Company by Mr. DeSantis of $37,752 in furniture, equipment and leasehold improvements, as well as the transfer by July 11, 2000 of equity securities with a value of at least $150,000 to the Company. The financial effect of this settlement has been determined to be a net $0.5 million increase to the Company's net equity.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

The following financial statements have been filed with and are included in this report:

(a) (1)  Financial Statements

            Independent Auditors' Reports

            Consolidated Balance Sheets - March 31, 2000 and 1999

            Consolidated Statements of Operations - Year ended March 31, 2000;
               Twenty-six days ended March 31, 1999; Eleven-months-and-five days ended March 5, 1999; and Year ended March 31, 1998.

            Consolidated Statements of Stockholders' Equity / (Deficit)  - Year
               ended March 31, 2000; Twenty-six days ended March 31, 1999; Eleven-months-and-five days ended March 5, 1999; and Year ended March 31, 1998.

            Consolidated Statements of Cash Flows - Year ended March 31, 2000;
               Twenty-six days ended March 31, 1999; Eleven-months-and-five days ended March 5, 1999; and Year ended March 31, 1998.

            Notes to Consolidated Financial Statements

(a) (2)  Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts - March 31, 2000, 1999, and 1998

            All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements (including the notes thereto) included in this annual report.

(b)      Reports on Form 8-K
           None filed during the fiscal year ended March 31, 2000.

3.1  Certificate of Incorporation of CAPX Corporation
     (prior name of AutoLend Group, Inc.), dated October 29, 1991 *

3.2 Certificate of Amendment to the Certificate of Incorporation of CAPX Corporation, changing name to AutoLend Group, Inc., dated
      February 6, 1995 *

3.3   By-Laws of CAPX Corporation (prior name of AutoLend Group, Inc.) *

10.1 Lease Agreement for Registrant's Offices at 600 Central SW, Third Floor, Albuquerque, New Mexico *

10.2 Assignment to, and Assumption by, Registrant of Lease Agreement for Offices at 600 Central SW, Third Floor, Albuquerque, New Mexico *

10.3 Compensatory Letter dated March 30, 1999 from the Registrant to Jeffrey Ovington *

21    Subsidiaries of the Registrant *


* Filed as a corresponding exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

                                   SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           AUTOLEND GROUP, INC

  Date:  June 29, 2000              By:  /s/  Nunzio P. DeSantis
                                       ------------------------------
                                              Nunzio P. DeSantis
                                              Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


  SIGNATURE                    TITLE                            DATE

/s/ Nunzio P. DeSantis        Chief Executive Officer           June 29, 2000
--------------------------    (principal executive officer)
Nunzio P. DeSantis


/s/ Jeffrey Ovington          Executive Vice President          June 29, 2000
--------------------------    (principal accounting and
Jeffrey Ovington              financial officer)


/s/ Philip J. Vitale, M.D.    Director and Secretary            June 29, 2000
--------------------------
Philip J. Vitale, M.D.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


Annual Financial Statements:  Pages

     Independent Auditors' Reports.........................................  F-2

     Consolidated Balance Sheets as of March 31, 2000, and March 31, 1999..  F-3

     Consolidated Statements of Operations for the Year ended March 31, 2000;
        Twenty-six days ended March 31, 1999;  Eleven-months-and-five days ended March 5, 1999; and Year ended March 31, 1998...........  F-4

     Consolidated Statements of Stockholders' Equity/(Deficit) for the Year
      ended March 31, 2000; Twenty-six days ended March 31, 1999;
      Eleven-months-and-five days ended March 5, 1999; and Year ended
      March 31, 1998.......................................................  F-6

     Consolidated Statements of Cash Flows for the Year ended March 31, 2000;
         Twenty-six days ended March 31, 1999;  Eleven-months-and-five days ended March 5, 1999; and Year ended March 31, 1998...........  F-7

     Notes to Consolidated Financial Statements............................ F-10

Financial Statement Schedule:

     Schedule II - Valuation and Qualifying Accounts at
         March 31, 2000, 1999, and 1998....................................  S-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  AutoLend Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AutoLend Group, Inc. (a Delaware corporation) and subsidiaries (the "Company"), as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the year ended March 31, 2000, and for the twenty-six days ended March 31, 1999, and the eleven months and five days ended March 5, 1999, and for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended March 31, 2000, and for the twenty-six days ended March 31, 1999, and the eleven months and five days ended March 5, 1999, and for the year ended March 31, 1998, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related 2000 and 1999 financial statement schedule on page S.1 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The accompanying consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and as a result, its liquidity has been impaired. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Meyners + Company, LLC
Meyners + Company, LLC
Albuquerque, New Mexico
May 31, 2000, except for
Notes 3 and 16, which are as of June 26, 2000

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            March 31, 2000 and 1999

                                                         Registrant  Registrant
                                                            2000         1999
                                                         ---------   ----------
Assets:
  Cash                                                   $ 373,184   $2,146,759
  Restricted cash                                                -    2,791,178
                                                         ---------   ----------
    Total cash & cash equivalents                        $ 373,184   $4,937,937

  Receivable from officer                                  150,000            -
  Stock issuance proceeds receivable                        78,678            -
  Installment contracts (Loans)/recoveries receivable       35,390       53,795
  Other receivables                                         40,955       44,741
  Prepaid expenses                                          21,456       16,669
  Purchased insurance Policies, net                         35,678      126,650
  Fixed assets, net                                         36,840       17,489

    Total assets                                         $ 772,181   $5,197,281
                                                         =========   ==========
Liabilities:

  Accounts payable - Debenture holders                   $       -   $3,043,250
  Accounts payable - other                                  12,073       84,768
  Accrued legal fees                                             -      270,713
  Accrued contingent payroll                                     -      406,107
  Accrued liabilities                                       31,888       55,814
  Other contingent liabilities                                   -      244,867
  Notes payable - Debenture holders                        510,733      523,300
  Accrued interest - Note payable - Debentures              31,501            -
                                                         ---------   ----------
    Total liabilities                                    $ 586,195   $4,628,819
                                                         ---------   ----------
Stockholders' Equity:
  Preferred stock, $.002 par value.  Authorized
  5,000,000 shares;  no shares issued or outstanding
  at March 31, 2000 or 1999                              $       -   $        -
  Common stock, $.002 par value. Authorized
   40,000,000 shares; issued and outstanding
   1,088,803 shares at March 31, 2000;
   no shares issued or outstanding at
   March 31, 1999                                            2,177            -
     issuable 4,875 shares at March 31, 2000, and
     1,040,000 shares at March 31, 1999                         10        2,080

  Additional paid-in capital                               673,446      690,033
  Accumulated deficit                                     (489,647)    (123,651)
                                                         ---------   ----------
    Total stockholders' equity                           $ 185,986    $ 568,462
                                                         ---------   ----------
   Total liabilities and stockholders' equity            $ 772,181   $5,197,281
                                                         =========   ==========


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                          Registrant           |          Predecessor
                                                                  ---------------------------  |  ----------------------------
                                                                   Year ended       26 days    |  11 months &      Year ended
                                                                    March 31,     ended March  |  5 days ended      March 31,
                                                                      2000         31, 1999    |  March 5, 1999       1998
                                                                  ------------    -----------  |  -------------    -----------
                                                                                               |
Revenues:                                                                                      |
  Finance charges on installment contracts (Loans)                $      9,672    $   9,322    |  $   108,141      $   587,616
  Revenues from matured insurance policies                              37,500            -    |      940,228           69,109
                                                                  ------------    ---------    |  ----------       -----------
    Gross revenues                                                      47,172        9,322    |    1,048,369          656,725
  Cost of matured insurance policies                                   (32,625)           -    |     (692,400)         (60,125)
                                                                  ------------    ---------    |  ----------       -----------
    Total net revenues                                            $     14,547    $   9,322    |  $   355,969      $   596,600
General and administrative expenses                                (1,510,324)      (64,201)   |   (1,698,089)      (2,106,636)
Loan loss recovery, net                                               273,954        24,000    |      375,000           41,000
                                                                  ------------    ---------    |  ----------       -----------
  Operating loss                                                  $(1,221,823)    $ (30,879)   |  $  (967,120)     $(1,469,036)
                                                                  ------------    ---------    |  ----------       -----------
Other income/(expense):                                                                        |
  Interest income:                                                                             |
    Interest income on cash and cash equivalents                       86,817        20,766    |      106,338          207,116
    Interest on escrow                                                      -             -    |       84,712                -
    NPD, Inc., note receivable interest income accrued                      -             -    |      278,235          219,215
  Other income/(expense)                                               45,268        37,200    |      (51,265)        (204,128)
  Realized (loss) on sale of securities                                     -             -    |      (25,440)               -
  Interest expense:                                                                            |
    Debentures                                                              -             -    |     (638,710)        (881,918)
    NPD, Inc., note payable                                                 -             -    |      (38,958)         (25,667)
    Other                                                                   -             -    |            -          (27,082)
  Cancellation of Florida tax claim                                   177,876             -    |            -                -
  (Write-down) / recapture - purchased insurance policies             106,213             -    |      536,390         (131,772)
  Gain / (expense) on lease termination                                     -             -    |      (64,725)         266,378
  Write-down of AutoLend IAP, Inc., securities                              -             -    |            -         (160,000)
  Write-off fixed assets                                                    -             -    |       (4,570)          (3,720)
  Debenture conversion charge                                               -             -    |            -       (6,261,052)
                                                                  ------------    ---------    |  ----------       -----------
    Total net other income/(expense)                              $   416,174     $  57,966    |  $   182,007      $(7,002,630)
                                                                  ------------    ---------    |  ----------       -----------
  Income/(loss) before reorganization costs,  bankruptcy                                       |
    court settlements, and extraordinary items                       (805,649)       27,087    |     (785,113)      (8,471,666)
  Reorganization costs incurred after                                                          |
    Chapter 11  proceedings                                          (189,841)     (150,738)   |     (340,829)        (211,667)
  Gain on Adversary claim and (Loss)                                                           |
    on settlement ITB / NPD                                           451,040             -    |   (1,368,117)               -
                                                                  ------------    ---------    |  ----------       -----------
  Loss before extraordinary items                                    (544,450)     (123,651)   |   (2,494,059)      (8,683,333)
Extraordinary items:                                                                           |
  Gain as result of reorganization-debentures                         178,454             -    |    5,342,026                -
  Gain on early extinguishment of debt, net of                                                 |
    amortization of deferred costs of $57,000                               -             -    |            -        3,171,524
                                                                  ------------    ---------    |  ----------       -----------
  Net income/(loss)                                               $  (365,996)    $(123,651)   |  $ 2,847,967      $(5,511,809)
                                                                  ===========     =========    |  ===========      ===========


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations - continued

                                                                   Registrant                |                Predecessor
                                                          -------------------------------    |      -------------------------------
                                                          Year ended        26 days ended    |       11 months &         Year ended
                                                           March 31           March 31,      |       5 days ended         March 31
                                                             2000                1999        |      March 5, 1999           1998
                                                          ----------        -------------    |      -------------        ----------
                                                                                             |
Loss per share before extraordinary items                 $    (0.52)       $    (0.12)      |      $    (0.41)          $    (1.44)
                                                                                             |
Extraordinary items:                                                                         |
  Gain as a result of reorganization-debentures                 0.17                 -       |            0.88                    -
  Gain on early extinguishment of debt                             -                 -       |               -                 0.53
                                                          ----------        ----------       |      ----------           ----------
                                                                                             |
Net income / (loss) per share                             $    (0.35)       $    (0.12)      |      $     0.47           $    (0.91)
                                                          ==========        ==========       |      ==========           ==========
Weighted average number of common and common                                                 |
  equivalent shares issued and outstanding                    45,367                 -       |       6,079,530            6,039,391
                                                                                             |
                                                                                             |
Weighted average number of common and                                                        |
  common equivalent shares issuable                          996,870         1,040,000       |               -                    -
                                                                                             |
Total weighted average number of common and                                                  |
  common equivalent shares issued and                                                        |
  outstanding, and issuable                                1,042,237         1,040,000       |       6,079,530            6,039,391
                                                          ==========        ==========       |      ==========           ==========







         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity/(Deficit)

                                  Preferred Stock       Common Stock
                                 ----------------    ------------------                  Accumulated
                                                                            Additional      Other
                                  # of       $        # of          $        Paid-in     Comprehensive   Accumulated
                                 Shares    Amount    Shares      Amount      Capital        Income     Equity/(Deficit)   Total
                                 ------    ------    ------      ------     ----------   ------------- ----------------   -----
Balance at March 31, 1997             0    $   -    4,634,530   $  9,269   $  5,946,904  $       -     $(17,808,378)   $(11,852,205)

Common and preferred shares
 issued in exchange offer        57,800      116    1,445,000      2,889     14,513,042          -                -      14,516,047
Unrealized holding loss               -        -            -          -              -   (590,000)               -        (590,000)
Net loss for fiscal year ended
 March 31, 1998                       -        -            -          -              -          -       (5,511,809)     (5,511,809)
                                 ------    -----    ---------   --------   ------------  ---------     ------------    ------------
Balance at March 31, 1998        57,800    $ 116    6,079,530   $ 12,158   $ 20,459,946  $(590,000)    $(23,320,187)   $ (3,437,967)

Comprehensive income:
 Net income eleven months and
 five days ended March 5, 1999        -        -            -         -               -          -        2,847,967       2,847,967
 Other comprehensive income;
  Unrealized loss on marketable
  securities net of
  reclassification adjustment         -        -            -         -               -    590,000                -         590,000
                                 ------    -----    ---------   --------   ------------  ---------     ------------    ------------
Total Comprehensive income            -        -            -         -               -    590,000        2,847,967       3,437,967

Retirement of old common and
 preferred stock according
 to the Plan of Reorganization  (57,800)    (116)  (6,079,530)   (12,158)   (20,459,946)         -                -     (20,472,220)
Application of fresh-start            -        -            -          -              -          -       20,472,220      20,472,220
Issuable new common stock
 according to the Plan
 of Reorganization                    -        -    1,040,000      2,080        690,033          -                -         692,113
                                 ------    -----    ---------   --------   ------------  ---------     ------------    ------------
Balance at March 5, 1999              -    $   -    1,040,000   $  2,080   $    690,033  $       -     $          -    $    692,113

Comprehensive income:
 Net loss for the twenty-six
 days ended March 31, 1999            -        -            -          -              -          -         (123,651)       (123,651)
                                 ------    -----    ---------   --------   ------------  ---------     ------------    ------------
Balance at March 31, 1999             -    $   -    1,040,000   $  2,080   $    690,033  $       -     $   (123,651)   $    568,462

Issuable common stock not issued      -        -      (25,000)      (50)      (16,587)           -                -         (16,637)
Issuance of 78,678 shares of new
 common stock at $1.00 per share      -        -       78,678       157             -            -                -             157
Comprehensive income:
 Net loss for fiscal year
  ended March 31, 2000                -        -            -         -              -           -         (365,996)       (365,996)
                                 ------    -----    ---------   --------   ------------  ---------     ------------    ------------
Balance at March 31, 2000             -    $    -   1,093,678   $  2,187   $    673,446  $       0     $   (489,647)   $    185,986
                                 ======    ======   =========   ========   ============  =========     ============    ============

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow

                                                                                Registrant           |         Predecessor
                                                                        -----------------------------| ---------------------------
                                                                          Year ended    Twenty-six   |  11 months &     Year ended
                                                                           March 31     days ended   | 5 days ended      March 31
                                                                             2000      March 31, 1999|   March 5, 1999       1998
                                                                        ------------   --------------| ---------------  ----------
                                                                                                     |
Cash flow from operating activities:                                                                 |
  Net income/(loss)                                                     $ (365,996)    $ (123,651)   | $ 2,847,967     $ (5,511,809)
  Adjustments to reconcile net income / (loss) to net cash                                           |
  flow from operating activities:                                                                    |
    Amortization of intangible assets and debt issuance costs                    -              -    |           -           56,443
    Depreciation expense                                                    19,454          1,603    |      18,449           24,464
    (Gain) on early extinguishment of debt, net of amortization                  -              -    |           -       (3,171,524)
    Charge for debenture conversion, net of amortization                         -              -    |           -        6,261,052
    (Gain) on adversary claim, loss on                                                               |
      ITB / NPD settlement                                                (451,040)             -    |   1,368,117                -
    (Gain) as a result of reorganization-debentures                       (178,454)             -    |  (5,342,026)               -
    (Gain) on lease termination                                                  -              -    |           -         (266,378)
    (Gain) on cancellation of Florida tax claim                           (177,876)             -    |           -                -
    Loan loss recovery, net                                               (273,954)       (24,000)   |    (375,000)         (41,000)
    Amortization of note discount                                           31,501              -    |           -                -
    S-1 Registration costs currently expensed                               78,141              -    |           -                -
    (Gain) on relief of liability                                          (27,950)             -    |           -                -
    Write-off of fixed assets                                                    -              -    |       4,570            3,720
    Write-down / (recapture) - purchased insurance policies               (106,213)             -    |    (536,390)         131,772
    Write-down of AutoLend IAP, Inc. securities                                  -              -    |           -          160,000
    Realized loss on sale of IAP, Inc. securities                                -              -    |      25,440                -
    Provision for estimated legal fees and settlement costs                      -              -    |           -          200,000
  Changes in assets and liabilities:                                                                 |
    Prepaid expenses                                                        (4,787)             -    |     150,712         (100,567)
    Accounts receivable-matured insurance policies                               -           (203)   |     739,136                -
    Installment contracts/recoveries receivable (car loans)                292,359         29,376    |     612,038        1,839,844
    Other receivables                                                        3,786              -    |           -                -
    Interest on escrow deposit                                                   -              -    |           -          (62,060)
    Interest receivable on note receivable - NPD, Inc.                           -              -    |    (216,175)        (219,215)
    Purchased insurance policies                                           197,185              -    |           -           52,425
    Consulting agreement                                                         -              -    |           -          140,000
    Other assets                                                                 -        (38,430)   |      39,700           33,101
    Accounts payable and accrued liabilities                              (549,192)    (1,567,500)   |     964,740       (1,719,080)
    Accrued interest expense                                                     -              -    |     677,668          907,585
    Other liabilities                                                            -              -    |           -          578,402
                                                                      ------------    -----------    | -----------     ------------
  Cash provided (used) by operating activities                        $ (1,513,036)   $(1,722,805)   |   $ 978,946      $  (702,825)
                                                                      ------------    -----------    | -----------     ------------
Cash flow from investing activities:                                                                 |
  IAP, Inc. securities                                                $          -    $         -    |   $ 614,560      $         -
  Funding of escrow                                                              -              -    |           -       (2,000,000)
  Proceeds from escrow                                                           -              -    |   2,000,000                -
  Proceeds from ITB/NPD settlement                                               -              -    |   2,300,000                -
  Loan to NPD                                                                    -              -    |           -       (3,035,292)
  Purchase ITB stock option                                                      -              -    |           -         (200,000)
  Purchase of fixed assets                                                  (1,053)             -    |      (2,500)               -
                                                                      ------------    -----------    | -----------     ------------
    Cash provided (used) by investing activities                      $     (1,053)   $         -    | $ 4,912,060     $ (5,235,292)
                                                                      ------------    -----------    | -----------     ------------
Cash flow from financing activities:                                                                 |
  Payments to Debenture holders                                       $ (2,894,000)   $         -    | $         -     $          -
  S-1 Registration costs                                                  (156,664)             -    |           -                -
  Early extinguishment of debt                                                   -              -    |           -       (5,692,079)
                                                                      ------------    -----------    | -----------     ------------
    Cash (used) by financing activities                               $ (3,050,664)   $         -    | $         -     $ (5,692,079)
                                                                      ------------    -----------    | -----------     ------------
Net increase (decrease) in cash and cash equivalents                  $ (4,564,753)   $(1,722,805)   | $ 5,891,006     $(11,630,196)
Cash and cash equivalents at beginning of period                         4,937,937      6,660,742    |     769,736       12,399,932
                                                                      ------------    -----------    | -----------     ------------
Cash and cash equivalents at end of period                            $    373,184    $ 4,937,937    | $ 6,660,742     $    769,736
                                                                      ============    ===========    | ===========     ============

         See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2000, the following non-cash investing and financing activities occurred:

   As the result of the settlement of the adversary claim against Nunzio P. DeSantis, the Company cancelled accrued payroll and expenses owed by the Company to Mr. DeSantis in the amount of $256,230, and cancelled $7,058 in accrued payroll taxes. The Company also acquired from Mr. DeSantis furniture and fixtures with an estimated market value of $37,752. Additionally, a receivable in the amount of $150,000 was recorded to account for the outstanding value of equity securities due to the Company by Mr. DeSantis; the transfer of these securities is to be completed by July 11, 2000. The net total of the above resulted in a gain on the adversary settlement of $451,040.

   At March 31, 2000, the Company had 78,678 shares of Common Stock issued or issuable, for which a related receivable of $78,678 was due from the transfer agent.

   The Company's counsel determined that certain debenture claims as reported at March 31, 1999 were unable to be substantiated by the respective claimants. As a result of the Company's relief from this obligation, the Company's accounts payable to debenture holders was reduced by $149,250, the notes payable to debenture holders was reduced by $12,567, and a corresponding extraordinary gain of $178,454 was recognized. Additionally, Common Stock and paid-in capital were reduced by $50 and $16,587, respectively.

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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

During the fiscal year ended March 31, 1998, the Company paid $27,082 in interest. There were no cash payments of interest made during the years ended March 31, 2000 or 1999.

On March 9, 1999, the Company paid $1,525,000 as a result of the Living Benefits litigation settlement, as approved by the Bankruptcy Court. This payment was included in the change in accounts payable and accrued liabilities for the twenty-six days ended March 31, 1999.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                        MARCH 31, 2000, 1999, AND 1998

     The accompanying consolidated financial statements include the accounts of AutoLend Group, Inc. and its wholly owned subsidiaries, Autolend Corporation, American Life Resources Group, Inc., and LB NM, Inc. (collectively, the "Company").

     AutoLend Group, Inc. maintains a residual portfolio of sub-prime, consumer used-car loans (also referred to as installment contract receivables, or the "Loans") through its wholly owned subsidiary, AutoLend Corporation. AutoLend Group, Inc. ceased purchasing these Loans in December 1995, and effective April 1, 2000, the Company adopted a plan to sell this portfolio (see Note 18). NM, Inc. and American Life Resources Group, Inc., maintain a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). Policies were no longer purchased after September 1994.

     For over two years, the Company's activities have been concentrated on resolving the recently-concluded bankruptcy, and in its attempt to develop and obtain licensure as a distributor for a new gaming business (which has been a division of AutoLend Group, Inc., under the name of Kachina Gaming), which attempt was terminated subsequent to year-end. Additionally, during the last year, much of the Company's efforts were focused on its Registration Statement (as required by the Plan of Reorganization, and which was made effective by the SEC January 19, 2000). The Company has also continued to collect amounts due from the residual Loan portfolio as well as the residual Policy portfolio.


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation

     The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business (see Note 3).

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

     The Company's audited consolidated financial statements as of March 31, 2000, and the accompanying audited consolidated financial statements as of March 31, 1999 and 1998, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company (the "Predecessor") adopted fresh-start reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value. Since fresh-start reporting has been reflected in the accompanying consolidated financial statements as of March 31, 1999, and are those of a reorganized entity certain material aspects of these financial statements are not comparable to such statements of any prior period. A "black line" has been drawn between the Registrant's financial statements and those of the Predecessor.

     The following journal entries record the provisions of the Plan and adoption of fresh-start accounting:

                                                                         Debit         Credit
                                                                         -----         ------
     a)  Entry to record ITB and NPD settlement:
         Cash and cash equivalents                                    $ 4,446,771    $         -
         Escrow deposit                                                         -      2,000,000
         Interest on escrow deposit                                             -        146,771
         Note receivable-NPD, Inc.                                              -      3,035,292
         Interest receivable on note receivable-NPD, Inc.                       -        497,450
         ITB Option                                                             -        425,000
         NPD note                                                         425,000              -
         Accrued interest-NPD, Inc.                                        64,625              -
         Unrealized holding loss                                                -        200,000
         Loss on settlement ITB/NPD, Inc.                               1,368,117              -

     b)  Entry to record debt forgiveness:
         Convertible subordinated debentures                            7,225,000              -
         Accrued interest expense on debentures (pre-petition)          1,372,819              -
         Accrued interest expense on debentures (post-petition)         1,002,870              -
         Accounts payable-debenture holders                                     -      3,043,250
         Note to debenture holders                                              -        523,300
         Common stock (.002) par 1,040,000 shares issuable                      -          2,080
         Additional paid-in capital                                             -        690,033
         Gain as result of reorganization-debentures                            -      5,342,026

     c)  Entry to record fresh-start accounting:
         Common stock (.002) par 6,079,500 shares                          12,158              -
         Preferred stock (.002) par 57,800 shares                             116              -
         Additional paid-in capital                                    20,459,946              -
         Accumulated deficit                                                    -     20,472,220

     d)  Reclassification of confirmed liabilities:
         Accrued liabilities subject to compromise                        162,876              -
         Accrued liabilities not subject to compromise                          -        162,876

The effect of the Plan on the Company's balance sheet as of March 5, 1999 is as follows:

               REORGANIZED AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Proforma Consolidated Balance Sheet
                                 March 5, 1999

                                                              Precon-     Reorganization          Fresh          Reorganized
                                                             firmation     Adjustments             Start            Company
                                                            ------------   ------------         -----------       -----------
Assets:
  Cash and cash equivalents                                  $ 2,213,971    $ 4,446,771  (a)    $         -       $ 6,660,742
  Prepaid expenses                                                16,669              -                   -            16,669
  Installment contracts receivable (Loans)                        59,171              -                   -            59,171
  ITB Option, net                                                425,000       (425,000) (a)              -                 -
  Escrow deposit                                               2,000,000     (2,000,000) (a)              -                 -
  Interest on escrow deposit                                     146,771       (146,771) (a)              -                 -
  Note receivable - NPD, Inc.                                  3,035,292     (3,035,292) (a)              -                 -
  Interest receivable on note receivable - NPD, Inc.             497,450       (497,450) (a)              -                 -
  Purchased insurance policies, net                              126,447              -                   -           126,447
  Fixed assets, net                                               19,092              -                   -            19,092
  Other receivables                                                6,311              -                   -             6,311
                                                            ------------   ------------         -----------       -----------
    Total assets                                            $  8,546,174   $ (1,657,742)        $         -       $ 6,888,432
                                                            ============   ============         ===========       ===========
Liabilities:
  Liabilities subject to compromise:
    Accounts payable                                        $     97,079   $          -         $         -       $    97,079
    Accrued liabilities                                          162,876       (162,876) (d)              -                 -
    Accrued interest expensed on debentures (pre-petition)     1,372,819     (1,372,819) (b)              -                 -
    Convertible subordinated debentures at face value          7,225,000     (7,225,000) (b)              -                 -
    Allowance for estimated legal fees and settlement costs    1,525,000              -                   -         1,525,000
                                                            ------------   ------------         -----------       -----------
  Total liabilities subject to compromise                     10,382,774     (8,760,695)                  -         1,622,079
                                                            ------------   ------------         -----------       -----------
  Liabilities not subject to compromise:
    Accounts payable                                             159,685              -                   -           159,685
    Accounts payable - debenture holders                               -      3,043,250  (b)              -         3,043,250
    Contingent liabilities - reorganization                      205,304              -                   -           205,304
    Accrued liabilities                                          479,825        162,876  (d)              -           642,701
    Accrued interest  expense on debentures (post-petition)    1,002,870     (1,002,870) (b)              -                 -
    Note to debenture holders                                          -        523,300  (b)              -           523,300
    NPD, Inc. note                                               425,000       (425,000) (a)              -                 -
    Accrued interest - NPD, Inc.                                  64,625        (64,625) (a)              -                 -
                                                            ------------   ------------         -----------       -----------
  Total liabilities not subject to compromise                  2,337,309      2,236,931                   -         4,574,240
                                                            ------------   ------------         -----------       -----------
    Total liabilities                                       $ 12,720,083   $ (6,523,764)        $         -       $ 6,196,319
                                                            ============   ============         ===========       ===========
Stockholders' Equity/(Deficit):
  Preferred stock, $.002 par value. Authorized 5,000,000 shares;
    57,800 issued and outstanding                                  $ 116            $ -              $ (116) (c)          $ -
  Common stock, $.002 par value. Authorized 40,000,000 shares;
    6,079,530 issued                                              12,158              -             (12,158) (c)            -
  Common stock $.002 par value. Authorized 40,000,000 shares;
    1,040,000 issuable                                                 -          2,080  (b)              -             2,080
  Additional paid-in capital                                  20,459,946        690,033  (b)    (20,459,946) (c)      690,033
  Unrealized holding loss                                       (200,000)       200,000  (a)              -                 -
  Accumulated deficit                                        (24,446,129)     3,973,909  (a)(b)  20,472,220  (c)            -
                                                            ------------   ------------         -----------       -----------
    Total stockholders' equity/(deficit)                    $ (4,173,909)   $ 4,866,022         $         -       $   692,113
                                                            ------------   ------------         -----------       -----------
  Total liabilities and stockholders' equity/(deficit)      $  8,546,174   $ (1,657,742)        $         -       $ 6,888,432
                                                            ============   ============         ===========       ===========

     (b) Basis of Accounting, Balance Sheet Classification, and Consolidation Policy

     The Company's consolidated financial statements have been prepared on the accrual basis of accounting. The accompanying consolidated balance sheets have been presented as nonclassified. However, assets and liabilities are presented in order of liquidity. Intercompany transactions and balances have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

     Cash and cash equivalents include debt securities, which mature in 90 days or less from the date of acquisition.

     (d)  Revenue Recognition

     Installment Contract Receivables: Revenues from finance charges on installment contract receivables (used-car Loans) were recognized when earned and were based on the difference between gross cash flow from an installment contract receivable and the total amount paid by the Company to acquire the contracts. Loan discounts were recorded as unearned income at the time of initial investment in a loan contract and were amortized over the life of the loan to revenue. Loan costs were amortized against revenue as an adjustment of yield. The accrual of interest revenue on receivable balances (recognition of revenue) was suspended when a loan was delinquent for 30 days or more. The accrual was resumed when the loan became contractually current and past-due interest revenue was then recognized. The Company initially performed, in house, all functions associated with origination, servicing, and collection of the contracts; however, since January 1996, the Company has used an outside contractor to service the Loans.

     Allowance for Credit Losses - Installment Contract Receivables: Due to fresh-start accounting, there is no allowance for credit losses at March 31, 1999. As of March 31, 2000, management believes that the value of the receivables as presented is fully collectable, and has, accordingly, not provided for an allowance against the amounts. Prior to March 5, 1999 (the date of the adoption of fresh start accounting), an allowance for credit losses was maintained at a level which, in management's judgment, was adequate to absorb credit losses inherent in the Loan portfolio. The amount of the allowance was based on management's evaluation of the collectibility of the Loan portfolio, including the nature of the portfolio and specific impaired Loans. Allowances for impaired Loans were generally determined based on aging, collateral values, or present value of estimated cash flows. The allowance for credit losses was established through provisions charged to income and was based on management's evaluation of potential losses after considering such factors as current delinquency data, changes in the Loan portfolio, and other pertinent factors. Charge-offs were recorded against the allowance when management believed that the collectibility of the principal was unlikely.

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

     Allowance for Credit Losses - Purchased Insurance Policies: Due to fresh-start accounting, there is no allowance for credit losses at March 31, 1999. As of March 31, 2000, management believes that the value reflected for the outstanding Policies is fully collectable, and has, accordingly, not provided for an allowance against these amounts. Prior to March 5, 1999 (the date of the adoption of fresh start accounting), an allowance was established through provisions charged to income and was based on management's evaluation of potential losses after consideration of present value of the face value of the Policy less the present value of any future obligations relating to the Policy. Charge-offs were recorded against the allowance when management believed that the collectibility of the Policy was unlikely.

     (e)  Income Taxes

     The Company calculates income taxes using the asset and liability method prescribed by Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company, based on the weight of the available evidence, provides an offsetting valuation allowance against deferred tax assets to the extent it determines it is highly possible that any such deferred tax assets will not be usable.

     (f) Fair Value of Financial Instruments

     The Company's financial instruments include cash, accounts receivable, Installment Contract Receivables, purchased Policies, accounts payable, accrued liabilities, and the note payable to the Debenture holders. The fair values of these financial instruments have been determined using available market information and interest rates as of March 31, 2000. All of the Company's financial instruments are held for non-trading purposes.

     (g)  Earnings per Share

     Primary earnings per share amounts are computed based on: the weighted average number of shares issuable and outstanding for the fiscal year ended March 31, 2000, which were 1,042,237, on the weighted average number of shares issuable for the twenty-six days ended March 31, 1999, which were 1,040,000; on the weighted average number of shares outstanding for the eleven months and five days ended March 5, 1999, which were 6,079,530; and on the weighted average number of shares outstanding for 1998, which were 6,039,391 shares. There were no Options or Warrants outstanding at March 31, 2000 or 1999. At March 31, 1998, Options and Warrants outstanding totaled 6,323,500, the effects of which were anti-dilutive. Fully diluted earnings per share amounts computed based on the weighted average number of shares issuable, subscribed for, and outstanding for the fiscal year ended March 31, 2000 were 1,042,847. Fully diluted earnings per share amounts for 2000, 1999 and 1998 are not presented because they do not differ significantly from primary earnings per share.

     (h)  Use of Estimates

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

(2)  VOLUNTARY BANKRUPTCY AND PLAN OF REORGANIZATION

As a result of the Company's inability to make repayment on, and resultant default on, its outstanding Debentures due September 19, 1997, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. The Company's Disclosure Statement was approved by the Bankruptcy Court in September 1998 and, together with its Plan of Reorganization (jointly, the "Plan"), was mailed to creditors and other interest holders in October 1998. They approved the Plan and the Bankruptcy Court
confirmed the Plan, which became effective on March 5, 1999.   Under Chapter 11,
claims against the Company in existence before the filing of the bankruptcy petition have now been resolved. On the Plan's effective date of March 5, 1999, the Company attained a positive net equity, and was no longer classified as a "debtor-in-possession." The Plan becoming effective also resulted in the cancellation (effective on the same day) of the Company's debts and common stock, and giving certain substitute rights under the Plan to creditors and to the Company's cancelled shares of stock.

Over two years after the filing of the voluntary reorganization petition, on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case. In connection with the resolution of the bankruptcy, unsecured creditors have received payments for 100 percent of their allowed claims. Qualified former Debenture holders have received, in aggregate, $2.9 million in cash payments, as well as stock in the reorganized Company, and other consideration. When the old common stock was cancelled as required by the creditor-approved Plan of Reorganization, holders of the old common stock were provided an opportunity to subscribe in the offering of new stock which formed the new ownership of the Company. Since this offering was not open to anyone not holding old cancelled shares, outsiders had to purchase cancelled shares if they wished to participate; this feature allowed holders of the cancelled shares the opportunity to sell the shares if they did not wish to subscribe. The subscription was concluded on April 18, 2000, thereby establishing the new ownership of the Company.

(3)  GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future capital and financing requirements and the success of future operations. During the fiscal year ended March 31, 2000, the Company suffered recurring losses from operations that has raised substantial doubt about its ability to continue as a going concern. As a result of the Company's economic condition and the legal opinion of the Company's counsel, the first $0.1 million payment to certain former debenture holders was not made as originally scheduled, and as of the date of this filing, has not been made. The Company's immediate viability as a going concern depends upon the successful installation of a new line of business and the attainment of profitability.

The Company's Plan proposed developing a new business, which consisted primarily of providing gaming devices and machines to certain non-profit organizations in New Mexico. The attempt to develop the Company's new gaming business was dependant in part on licensing approval by the New Mexico Gaming Control Board, which had informed the Company that its licensing review was being held-up pending the outcome of the SEC investigation. On June 13, 2000, the Company was informed by the staff of the SEC that the staff intends to recommend that the Commission bring a civil injunctive action against the Company and an officer for alleged violations of securities laws. The Company believes it has defenses against this staff recommendation, and plans a formal submission to the Commission under SEC procedures. Nonetheless, on or about June 15, 2000, the Company decided to terminate its attempt to become licensed by the NM Gaming Control Board. Thus, the Company must now find some other business to enter, or else be acquired, merge, or possibly liquidate and close.

At March 31, 2000, the Company had cash and cash equivalents of $373,000, and a positive net equity of $186,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation which approximated $300,000 at March 31, 2000. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2001. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash. Thus, the Company will likely have to either be acquired, merge, or liquidate.
Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations.

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

(5)  RELATED PARTY TRANSACTIONS

Termination of Option to Purchase ITB Shares. In January 1999, the Company settled litigation (which settlement was approved by the Bankruptcy Court) that involved an option the Company had purchased pursuant to a related loan transaction. The option was for the potential acquisition of up to approximately 25 percent ownership equity in International Thoroughbred Breeders, Inc. ("ITB"). In consideration for this option the Company paid
$0.2 million in cash and issued a contingent promissory note payable. The Company acquired this option in 1997 from NPD, Inc. ("NPD"), which is majority-owned by Nunzio DeSantis, the Company's Chief Executive Officer and former Chairman of the Board (who was also Chairman of NPD). Also covered in the settlement were transactions related to the option purchase, wherein the Company had loaned $3.0 million to NPD, and had deposited $2.0 million in an escrow account.

On January 29, 1999, in connection with the settlement, the Company received $4,446,771 in cash from third parties (including ITB), and the option was cancelled, as were the contingent note payable to NPD and the loan receivable from NPD. The Company also assumed an office lease pursuant to this settlement (see Note 16). The Company's receipt of these funds represents the return of the escrow deposit (plus interest) and repayment to the Company of $2.3 million against the Company's $3.0 million (principal) loan to NPD (which loan had accrued interest outstanding of $0.5 million). The option itself, which the Company held for approximately a year, was then expensed for $0.2 million. In total, the Company recognized a loss associated with these events of approximately $1.4 million for the fiscal year ended March 31, 1999. This loss was later partially offset by a $0.5 million gain from the settlement of a related adversary litigation (see below).

AutoLend Group, Inc. v. Nunzio P. DeSantis. On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. The Bankruptcy Court approved a Motion to Approve Compromise to resolve the adversary claim, and the Court's order became final on July 26, 1999. However, on September 27, 1999, a motion was filed to set aside the Court's approval of this previously finalized settlement. A hearing on the motion was held, and then on December 15, 1999, the court granted the motion. Thereafter, the Company, the US Trustee, and Mr. DeSantis reached an agreement to settle the adversary proceeding, which was then approved by a Court order dated January 7, 2000. The final agreement contained most of the same terms and had the same total net effect to the Company as the earlier agreement. Management has determined that the total net effect of this adversary settlement results in an approximate $0.5 million increase in the Company's net equity.
The settlement provides for cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of substantial furniture, equipment, and leasehold improvements; the transfer, by July 11, 2000, of equity securities with a value of at least $150,000 by Mr. DeSantis to the Company; and the agreement by Mr. DeSantis to convey any proceeds received by him under any sale of the former El Rancho Hotel property in Las Vegas, Nevada, to the Company. (See Note 16 regarding the sale of this property by ITB on May 22, 2000).

(6)  PREFERRED STOCK

Under the Plan of Reorganization, the Preferred Stock and any associated dividends were cancelled in exchange for certain rights to purchase new Common Stock in the reorganized Company (see Note 2), which rights expired on March 18, 2000. There are five million shares of Preferred Stock authorized in the Company's Bylaws, but none of these are presently outstanding. Dividends must be paid on any Preferred Stock before any dividends can be paid on Common Stock.

(7)  CASH

Restricted Cash.   As of March 31, 2000, none of the Company's cash balance was restricted. As of March 31, 1999, $2,791,178 of the Company's cash balance was restricted pursuant to the terms of the Company's Plan, for payment to certain qualified former Debenture holders.

Concentration of Credit Risk.   At March 31, 2000, the Company had approximately
$33,640 in excess of the FDIC insurable limit deposited in a financial institution.

(8)  INSTALLMENT CONTRACT RECEIVABLES

At March 31, 2000 and 1999, installment contract receivables (used-car Loans) consisted of the following:

                                                      2000          1999 (1)
                                                    --------       -------
     Installment contracts/recoveries receivable    $ 35,390       $55,531
     Unearned finance charges                              -        (1,736)
                                                    --------       -------
     Installment contracts receivable, net of
        unearned finance charges                      35,390        53,795
     Collateral owned                                      -             -
     Allowance for credit losses                           -             -
                                                    --------       -------
     Installment contracts receivable, net          $ 35,390       $53,795
                                                    ========       =======

A summary of the allowance for credit losses on the installment contract receivable (Loans) is as follows:

                                                        Twenty-six  |  11 months &
                                           Year ended   days ended  | 5 days ended    Year ended
                                           March 31,     March 31,  |    March 5,      March 31,
                                             2000        1999 (1)   |      1999          1998
                                           ----------   ----------  | -----------    -----------
                                                                    |
Balance - beginning of period              $       -    $      -    |  $ 187,669     $ 1,068,545
Provision for losses, net of recoveries     (273,954)    (24,000)   |   (375,000)        (41,000)
Charge offs and adjustments                  273,954      24,000    |    264,748        (839,876)
                                           ---------    --------    |  ---------     -----------
Balance - end of period                    $       -    $      -    |  $  77,417     $   187,669
                                           =========    ========    |  =========     ===========

(1) In connection with the adoption of fresh-start accounting, the allowance for credit losses of $77,417 was reduced to zero at March 5, 1999.


(9)  PURCHASED INSURANCE POLICIES

At March 31, 2000 and 1999, the face values of the policies held were $366,044 and $800,919, respectively. The book value of these policies at March 31, 2000 and 1999 was $35,678 and

$126,650, respectively. A summary of the allowance for credit losses on the purchased insurance policies is as follows:

         Allowance for credit losses                      Twenty-six  |  11 months &
       on purchased insurance policies     Year ended     days ended  | 5 days ended      Year ended
       -------------------------------      March 31,      March 31,  |   March 5,         March 31,
                                              2000         1999 (1)   |    1999             1998
                                           -----------    ----------  | ------------     -----------
                                                                      |
Balance - beginning of period              $         -    $        -  | $  1,057,072     $   925,300
Provision for recoveries, write-downs                                 |
     and valuation allowance                         -             -  |     (544,511)        131,772
                                          ------------    ----------  | ------------     -----------
Balance - end of period                    $         -    $        -  | $    512,561     $ 1,057,072
                                          ============    ==========  | ============     ===========

(1) In connection with the adoption of fresh-start accounting, the allowance for credit losses of $512,561 was reduced, against the carrying cost of the purchased insurance policies, to zero at March 5, 1999.


(10) SECURITIES

At March 31, 1998, certain securities classified as available-for-sale were written down to their estimated realizable values, because, in the opinion of management, the decline in market value of those securities is considered to be other than temporary.

No securities were classified as trading or held-to-maturity at March 31, 2000, 1999 or 1998, nor were there any securities held as available-for-sale at March 31, 2000 or 1999. Investments held as available-for-sale securities at March 31, 1998 are summarized as follows :

                                                             1998
                                               --------------------------------
                                                                    Corporate
                                               Stock Option            Debt
                                                   (ITB)            (IAP Stock)
                                               ------------         -----------
     Fair market value, beginning of period     $ 625,000           $ 800,000
     Permanent impairment                               -            (160,000)

     Unrealized losses                           (200,000)           (390,000)
                                                ---------           ---------
     Fair market value, end of period           $ 425,000           $ 250,000
                                                =========           =========

The stock option was cancelled on March 5, 1999 (see Note 5), resulting in a realized loss of $200,000. On September 30, 1998, the IAP stock was redeemed for $614,560 resulting in a realized loss of $25,440. There were no realized gains or losses on securities for the year ended March 31, 1998.

(11)  COMPREHENSIVE INCOME

Comprehensive income is the total of net income plus all other changes in net assets arising from non-owner sources. "All other changes in net assets arising from non-owner sources" are referred to as "other comprehensive income." The Company's "other comprehensive income" is specifically comprised of the following:

                                        Year ended      Twenty-six   |   11 months &     Year ended
                                         March 31,      days ended   |  5 days ended      March 31
                                           2000       March 31, 1999 |  March 5, 1999       1998
                                        ----------    -------------- |  --------------  -------------
                                                                     |
Unrealized loss on securities:                                       |
  Loss arising during year              $        -    $            - |  $           -     $ (590,000)
  Less reclassification adjustment for                               |
    losses included in net income                -                 - |        590,000              -
                                        ----------    -------------- |  -------------     ----------
  Net loss recognized in other                                       |
    comprehensive income                         -                 - |        590,000       (590,000)
                                        ----------    -------------- |  -------------     ----------
Other comprehensive income              $        -    $            - |  $     590,000     $ (590,000)
                                        ==========    ============== |  =============     ==========

An analysis of changes in components of accumulated other comprehensive income is presented in the consolidated statement of stockholders' equity/(deficit).

(12)  FIXED ASSETS

In conjunction with fresh-start accounting, furniture and fixtures as well as computers and software were stated at their estimated fair value at March 5, 1999, and therefore, accumulated depreciation was reduced to zero at that time. Depreciation is computed by using the straight-line method over five years, the estimated useful life of the asset(s). A summary of fixed assets and accumulated depreciation recorded for the fiscal years ended March 31, 2000 and 1999 is as follows:

                                          2000            1999
                                        --------         -------
     Furniture and fixtures             $ 41,406         $ 2,601
     Computers and software               16,491          16,491
                                        --------         -------
     Gross book value                     57,897          19,092
     Less: accumulated depreciation      (21,057)         (1,603)
                                        --------         -------
       Total net book value             $ 36,840        $ 17,489
                                        ========        ========

(13)  INCOME TAXES

A reconciliation of the Company's actual income tax (benefit) / expense to that computed using the United States federal statutory rate of 34 percent is as follows:

                                                        Year ended     Twenty-six    |  11 months and    Year ended
                                                         March 31,     days ended    |  5 days ended      March 31,
                                                           2000      March 31, 1999  |  March 5, 1999       1998
                                                        ----------   --------------  |  -------------    ----------
                                                                                     |
Computed "expected" tax (benefit) expense               $ 124,439    $     (42,042)  |  $ 1,023,687    $ (1,874,012)
Increase (decrease) in income taxes resulting from:                                  |
    Non-deductible (includable) debt to stock conversion        -                -   |   (1,816,289)      2,131,472
    Change in valulation allowances                      (200,593)         (15,500)  |     (207,119)              -
    Other                                                 (51,978)           4,035   |       53,615               -
    Net operating loss carryforward                       128,132           53,507   |      946,106        (257,460)
                                                        ---------    -------------   |  -----------    ------------
Total income tax expense                                $       -    $           -   |  $         -    $          -
                                                        =========    =============   |  ===========    ============

The tax effects of temporary differences that give rise to deferred tax liabilities at March 31, 2000 and 1999 are presented as follows:

                                                      2000           1999
                                                   -----------    -----------
      Deferred tax assets:
        Bad debt reserve                           $         -   $   29,883
        Capital loss carryover                         395,211      920,148
        Net operating loss                           3,761,911    3,565,402
        Deferred compensation                                -       62,075
        Valuation reserve on investment
         and insurance policies                              -      197,849
        Other                                            1,200            -
                                                   -----------    -----------
        Subtotal:  gross deferred tax assets       $ 4,158,322    $ 4,775,357
                                                   -----------    -----------
      Deferred tax liabilities:
        Other                                                -          1,700
                                                   -----------    -----------
        Subtotal:  gross deferred tax liabilities$           -    $     1,700
                                                   -----------    -----------
      Net deferred tax asset, before valuation
       allowance                                   $ 4,158,322    $ 4,773,657
      Valuation allowance for deferred tax  assets  (4,158,322)    (4,773,657)
                                                   -----------    -----------
      Total net deferred tax  asset                $         -    $         -
                                                   ===========    ===========

(14)  STOCKHOLDERS' EQUITY

On July 31, 1990, the Company made an initial public offering which raised net proceeds of approximately $7.6 million. During the year ended March 31, 1993, Warrants were exercised which brought in an additional $0.9 million; as a partial offset, the Company repurchased certain Warrants at a cost of $0.2 million. At April 6, 1997, 4.6 million shares of Common Stock were outstanding. On April 8th, 1997, the Company issued an additional 1.4 million shares in conjunction with the Debenture Exchange Offer. At March 4, 1999, a total of 6,079,530 shares of Common Stock were outstanding; all these shares were cancelled effective March 5, 1999, the effective date of the Company's Plan of Reorganization. When the old common stock was canceled, holders of the old common stock were provided an opportunity to subscribe in the offering of new stock which formed the new ownership of the Company. Since this offering was not open to anyone not holding old cancelled shares, outsiders had to purchase cancelled shares if they wished to participate; this feature allowed holders of the cancelled shares the opportunity to sell the shares if they did not wish to subscribe. The subscription was concluded on April 18, 2000, thereby establishing the new ownership. This included a distribution of 1,015,000 shares to approximately five former debenture holders, who, in aggregate, now own 93% of the Company. The new shares also included 73,803 shares to subscribers who paid $1.00 per share. As of March 31, 2000, 1,088,803 shares were issued and 4,875 equivalent shares were subscribed-for, but were not outstanding. These equivalent shares represent the 25% payment received on 19,500 shares which were purchased under the subscription on the 25% per quarter payment method. At March 31, 2000, the number of shares purchased pursuant to this subscription were accounted for as issuable and outstanding equal to the equivalent shares actually 100% paid for. As there are no requirements binding a subscriber to continue making future payments towards the subscription, an accrual for the unpaid amounts was not recorded at March 31, 2000. Registration costs associated with the issuance of the 1.1 million shares totaled approximately $157,000.

The Company has paid no dividends on its Common Stock. The Company presently intends to retain any earnings to finance the development of its future business.

The Company has had a stock option plan under which both incentive and non-qualified stock Options may be granted to purchase up to 4,500,000 shares of Common Stock. For Options granted as incentive stock options under the Plan, the exercise price must be at least equal to the fair market value on the date of the grant. The exercise price for non-qualified Options may be less than fair market value. All presently outstanding Options expired as of March 4, 2000. The options are summarized as follows:

                                      Stockholders' Equity: Options Outstanding

                                             2000                           1999                  |               1998
                                  --------------------------    -------------------------------   |   -----------------------------
                                                 Weighted-                         Weighted-      |                     Weighted-
                                     # of        Average            # of            Average       |      # of            Average
                                    Shares    Exercise Price       Shares        Exercise Price   |     Shares        Exercise Price
                                  ---------   --------------    ------------     --------------   |   ----------      --------------
                                                                                                  |
Outstanding at beginning of year          -              -        3,660,000      $      0.74      |    1,100,000      $      2.47
Granted                                   -              -                -                -      |    2,720,000             0.19
Plan of reorganization (1)                -              -       (3,660,000)           (0.74)     |            -                -
Forfeited                                 -              -                -                -      |     (160,000)            3.25
                                  ---------   ------------      -----------      ------------     |    ---------      -----------
Outstanding at end of year                -              -                -                -      |    3,660,000             0.74
                                                                                                  |
Options exercisable at year end           -              -                -                -      |    3,660,000                -

(1) Under the Plan of Reorganization options outstanding as of the effective date, March 5, 1999, have been cancelled. However, option holders had the right to purchase the same number of shares of new Common Stock at a price of $4.00 per share. The right to purchase new shares ended March 4, 2000.

(15) NET OPERATING LOSS CARRYFORWARDS

As of March 31, 2000, the Company had available unused capital loss carry-forwards and operating loss carry-forwards that may provide future tax benefits, which expire as follows:

                  Unused Capital     Federal Unused Net     State Unused Net
       Year of         Loss            Operating Loss        Operating Loss
     Expiration   Carryforwards         Carryforwards         Carryforwards
     ----------   --------------     ------------------     ----------------

        2002      $    1,023,000                     $0     $      6,116,000
        2003                   -                      -              220,000
        2004                   -                      -            3,072,000
        2005                   -                      -              377,000
        2012                   -              6,078,000                    -
        2013                   -                220,000                    -
        2019                   -              3,072,000                    -
        2020                   -                377,000                    -
                  --------------     ------------------     ----------------
Total             $    1,023,000     $        9,747,000     $      9,785,000
                  ==============     ==================     ================

Capital loss carryforwards arise due to losses incurred on the disposal of capital assets and may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income). Net operating loss carryforwards are the result of prior (and current) years' operations, which had recorded a net loss in terms of income tax computations. In general, operating loss carryforwards can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock. If there is a substantial change in ownership involved, tax benefits could be reduced or lost. Other limiting factors may also apply.

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

(16) COMMITMENTS AND CONTINGENCIES

Note Payable Debenture Holders. As a result of the Debenture debt forgiveness, uncollateralized, non-interest-bearing notes aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Plan. For financial statement presentation, these notes have been discounted based on an imputed interest rate of 6%, resulting in an unamortized discount of $98,267; thus, these notes have been recorded at their discounted value of $510,733. During the year ended March 31, 2000, $31,501 of the discount has been amortized.

These notes are payable in five equal annual payments of $121,800. The first annual payment was originally scheduled for March 5, 2000; however, on advice of counsel, a payment was not made according to that original schedule. The Company's management presently plans to put the issue forth to the Company's new shareholders and directors for resolution. The payments that are due are, at this point, due primarily to controlling shareholders (but not to management). Management is seeking appropriate guidance with respect to this issue.

SEC Investigation. On February 16, 1999, the Company was notified by its counsel that it was subject to an investigation by the SEC. The Company cooperated fully with the staff of the SEC to aid their understanding of the matters of concern. Management believes that the investigation is now complete.

SEC Recommendation. On June 13, 2000, the Company was informed by the staff of the SEC that the staff intends to recommend that the Commission bring a civil injunctive action against the Company, as well as one against its chief executive officer, for alleged violations of federal securities laws. The SEC staff has informed the Company that it does not intend to recommend civil penalties, fines, or disgorgement from the Company, but does intend to recommend civil penalties against the officer as an individual. Management believes that the SEC staff recommendations are based on activities that took place prior to October, 1997 in connection with the Company's tender offer for the Company's debentures, the adequacy of the Company's disclosure related to the tender offer, the purchase of debentures at a discount from face value, and previously reported transactions in connection with International Thoroughbred Breeders, Inc.

Under SEC procedures, the Company plans to respond to the SEC staff's recommendation in a formal submission to the Commission, and then enter into discussion with the SEC. Thereafter, the Commission may follow the SEC staff recommendations, or decline to follow them, or take other action. If the Commission follows the staff recommendations, an extensive legal process could proceed in Federal Court. Should an injunction ultimately be issued against the Company, the Company would be prohibited from engaging in acts similar to the ones that led to the recommendation for the injunction, and from violations of federal securities laws. Such an injunction against the Company would have to be disclosed in any future filings or registrations of Company securities, and may have other ramifications as well.

The Company believes that it has defenses with respect to the SEC staff allegations against it, but is unable to predict the outcome of the process.

Albuquerque Office Lease. On August 8, 1997, the Company relocated its principal executive offices from 215 Central NW to 600 Central SW, Albuquerque, New Mexico. This space was being leased from ITB on a month-to-month basis. In February 1999, the Company assumed the ITB lease (pursuant to a legal settlement involving the return of substantial funds to the

Company; see Note 5), which resulted in scheduled lease payments of approximately $123,000, $128,000, and $44,000 for the fiscal years ending 2001, 2002, and 2003. The lease terminates on July 31, 2002, and the lease payments are presently $10,130 per month. Each August 1, the lease payments may be adjusted according to any changes in the Consumer Price Index (which estimated adjustments are included above). The Company has in the past subleased a portion of its space on a month-to-month basis, and has been trying during the past year to sublease approximately half of its space. At May 31, 2000, the remaining obligation under the lease totaled approximately $275,000.

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

Rent expense for operating leases was approximately $123,000 (which was partially offset by rental income of $16,500) for the fiscal year ended March 31, 2000, $28,000 for the year ended March 31, 1999, and $14,000 for the fiscal year ended March 31, 1998.

AutoLend Group, Inc. v. Vincent Villanueva. On July 14, 1998, the Company filed an adversary claim against Vincent Villanueva to recover certain pre-petition payments made to him. The complaint sought the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed. A Court order approving dismissal of the claim against Mr. Villanueva was entered on July 6, 1999. After the bankruptcy case was closed effective January 13, 2000, Mr. Villanueva's attorney filed a motion for payment by the Company to Mr. Villanueva of associated legal fees estimated at between $7,000 and $15,000. A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva; the Court has taken the matter under advisement.

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

Closing of the Bankruptcy Case. On July 2, 1999, the Company filed a Motion for Final Decree to close the bankruptcy estate. On September 28, 1999, a Court hearing was held on the

Motion, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy.

El Rancho property.   In connection with NPD, Inc.'s participation in the
Delaware ITB Chancery Court litigation (which was settled effective
November 6, 1998), and in connection with the Company's adversary proceeding against NPD, Inc. (the terms of which were finalized as part of the NM Bankruptcy Court ITB settlement approved in September 1998 and consummated in January 1999, and which was administratively closed by Court order on June 26, 2000), and furthermore in connection with the Company's adversary proceeding against Nunzio DeSantis (which was settled effective
January 7, 2000), the Company received certain contingent rights. [See Note 5, Related Party Transactions.] The contingent rights which the Company received are with respect to possible proceeds receivable in the event that International Thoroughbred Breeders' real estate holding in Las Vegas, Nevada sold above a certain threshold amount, under certain conditions. The Company's rights thereunder may be up to $2.0 million. According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property sold on May 22, 2000. The Company is presently investigating its legal options necessary to realize any potential benefit which may be due from this sale as disclosed by the ITB Form 8-K filing.

(17) FOURTH QUARTER ADJUSTMENTS AND SIGNIFICANT TRANSACTIONS

Loan revenues from finance charges on installment contracts for the nine months ended December 31, 1999 were previously reported as $24,868, and for the full twelve months ended March 31, 2000, were $9,672. In the fourth quarter ended March 31, 2000, an adjustment of $24,868 was made to reduce recognized revenues and income during the first nine months which were attributed to the accrual of interest income on Loans which had been more than six months in arrears, and had therefore been written-off. Such written-off Loans represent obligations on the part of borrowers, which is still owed to the Company, and which the Company generally still pursues for possible collection.

Net revenues from matured insurance Policies for the nine months ended
December 31, 1999, were previously reported at $106,213. These insurance Policies were sold during the period, and resulted in cash being received by the Company. In the fourth quarter an adjustment was made to properly reflect the sale of these Policies as a receipt of income, rather than as a recognition of revenue (which reflects the difference between a Policy being sold, as opposed to maturing). Thus, an adjustment of $106,213 was made during the fourth quarter to reduce previously reported revenues, reclassing them to "other income." This adjustment had no impact on total net income reported, net equity balances, or cash balances.

During the fourth quarter ended March 31, 2000, one insurance policy did mature, with a face value of $37,500 and a cost of $32,625, resulting in a net revenue of $4,875.

(18) SUBSEQUENT EVENTS:  DISCONTINUED OPERATIONS

On April 1, 2000, the Company adopted a plan to sell the consumer used-car Loan portfolio business. The anticipated disposal date is approximately September 30, 2000. The assets of the Loan portfolio to be sold consist primarily of approximately 3,900 car loans which have been more than six months in arrears, and have been written-off. These Loans have an aggregate face value of approximately $15 million, and currently produce a net cash flow to the Company of approximately $11,000 per month (after collection expenses). A portion of these Loans are presently out of statute (i.e., no longer legally enforceable). The monthly cash flow from the loans has been decreasing over time, and the decrease would be expected to continue if the portfolio were not sold. The Company has used an outside servicing agent for these Loans since approximately December 1995. The Company has held discussions with a third party regarding a potential sale. Any such sale would result in a small increase in net equity to the Company, an immediate increase in the Company's total cash on hand, and a decrease in the Company's subsequent monthly cash inflows.

                                  Schedule II

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                        March 31, 2000, 1999, and 1998

                                                            Balance at    Charged to                    Amount on
                                                            Beginning      Costs and    Fresh-start      Balance
                                                            of Period      Expenses     Adjustment        Sheet
                                                            ------------------------------------------------------
Description:
Year ended March 31, 2000:
      Intangible assets - accumulated amortization          $        -    $     -       $         -     $        -
      Goodwill - accumulated amortization                            -          -                 -              -
      Debt issuance costs - accumulated amortization                 -          -                 -              -

Year ended March 31, 1999:
      Intangible assets - accumulated amortization          $  600,000    $     -       $  (600,000)    $        -
      Goodwill - accumulated amortization                    2,708,278          -        (2,708,278)             -
      Debt issuance costs - accumulated amortization         3,575,944          -        (3,575,944)             -

Year ended March 31, 1998:
      Intangible assets - accumulated amortization          $  600,000    $     -       $         -     $  600,000
      Goodwill - accumulated amortization                    2,708,278          -                 -      2,708,278
      Debt issuance costs - accumulated amortization         3,519,501     56,443                 -      3,575,944