Form 10-Q
period 2000-06-30
AUTOLEND GROUP INC
filed 2000-08-10
CIK 851697

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark one:)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to
                                               -----    -----

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

Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was 1,088,803 at August 8, 2000.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
                       PART I  --  FINANCIAL INFORMATION

       Item 1. Financial Statements......................................................................     3

        Consolidated Balance Sheets as of June 30, 2000, and March 31, 2000..............................     3

        Consolidated Statements of Operations for the three-month periods
           ended June 30, 2000, and 1999.................................................................     4

        Consolidated Statement of Changes in Stockholders' Equity (Deficit)
           for the three-month period ended June 30, 2000................................................     5

        Consolidated Statements of Cash Flow for the three-month periods
           ended June 30, 2000, and 1999.................................................................     6

        Notes to Consolidated Financial Statements.......................................................     7

       Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................................................    11

       Item 3. Quantitative and Qualitative Disclosure About Market Risk.................................    13


                        PART II  --  OTHER INFORMATION

       Item 1. Legal Proceedings.........................................................................    14
       Item 2. Changes in Securities and Use of Proceeds.................................................    15
       Item 3. Defaults Upon Senior Securities...........................................................    15
       Item 4. Submission of Matters to a Vote of Security Holders.......................................    15
       Item 5. Other Information.........................................................................    15
       Item 6. Exhibits and Reports on Form 8-K..........................................................    15

       SIGNATURES........................................................................................    16


                          FORWARD-LOOKING INFORMATION

       The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors, including the real and perceived difficulties from the Company's past bankruptcy (which could adversely affect its existing and proposed operations); and, the Company's present financial condition. From time to time, the Company may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                        Part 1 - Financial Information

Item 1. Financial Statements


                     Consolidated Balance Sheets
                                                                                June 30, 2000              March 31, 2000
                                                                                -------------              --------------
                                                                                 (unaudited)                 (audited)
Assets:
        Cash  (before Overdraft, below)                                         $   270,330                $    373,184
        Stock issuance proceeds receivable                                                -                      78,678
        Receivable from officer                                                     150,000                     150,000
        Installment contracts (Loans) recoveries receivable                           4,162                      35,390
        Other receivables                                                             2,916                      40,955
        Prepaid expenses                                                             11,091                      21,456
        Purchased insurance policies at estimated market value;
             face value of $366,044 at June 30, 2000 and March 31, 2000              35,881                      35,678
        Fixed assets, less accumulated depreciation of $23,469 at
             June 30, 2000 and $21,057 at March 31, 2000                             33,770                      36,840
                                                                                -----------                ------------
             Total assets                                                       $   508,150                $    772,181
                                                                                ===========                ============

Liabilities:
        Bank cash overdraft                                                     $    25,967                $          -
        Accounts payable                                                             65,891                      12,073
        Accrued liabilities                                                          19,992                      31,888
        Contingent liabilities                                                       31,286                           -
        Unsecured, non-interest-bearing Notes payable - discounted                  510,733                     510,733
        Unsecured, non-interest-bearing Notes payable - imputed interest             39,375                      31,501
                                                                                -----------                ------------
              Total liabilities                                                 $   693,244                $    586,195
                                                                                -----------                ------------

Stockholders' Equity:
   Preferred stock, $.002 par value. Authorized 5,000,000 shares;                         -                           -
        no shares issued or outstanding at June 30, 2000 or March 31, 2000
   Common stock, $.002 par value. Authorized 40,000,000 shares;
            issued and outstanding 1,088,803 shares at June 30, 2000 and
                   March 31, 2000                                               $     2,177                $      2,177
            issuable 6,500 shares at June 30, 2000, and 4,875 shares at
                   March 31, 2000                                                        13                          10
   Additional paid-in capital                                                       675,068                     673,446
   Accumulated deficit                                                             (862,352)                   (489,647)
                                                                                -----------                ------------
      Total stockholders' equity                                                $  (185,094)               $    185,986
                                                                                -----------                ------------
   Total liabilities and stockholders' equity                                   $   508,150                $    772,181
                                                                                ===========                ============

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                               Three Month Period Ended
                                                                                       June 30,
                                                                           --------------------------------
                                                                              2000                  1999
                                                                           ----------            ----------
Revenues:
  Finance charges on installment contracts (Loans)                         $        -            $    6,917
  Revenues from matured insurance policies                                          -                85,421
                                                                           ----------            ----------
     Gross revenues                                                                 -                92,338
  Cost of matured insurance policies                                                -               (31,980)
                                                                           ----------            ----------
     Total net revenues                                                    $        -            $   60,358

General and administrative expenses                                          (373,736)             (437,940)
Loan loss recovery, net                                                             -                60,091
                                                                           ----------            ----------
    Operating loss                                                         $ (373,736)           $ (317,491)
                                                                           ----------            ----------
Other income/(expense):
   Interest income on cash                                                 $    3,530            $   48,721
   Notes payable, discount amortization                                        (7,874)               (8,069)
   Net miscellaneous other income (expense)                                       310                27,950
                                                                           ----------            ----------
    Total net other income (expense)                                       $   (4,034)           $   68,602
                                                                           ----------            ----------

  Loss before reorganization costs                                           (377,770)             (248,889)
Reorganization costs incurred during Chapter 11 proceedings                         -               (89,007)
                                                                           ----------            ----------
Net loss from continuing operations                                          (377,770)             (337,896)
   Income from discontinued operations                                          5,065                     -
                                                                           ----------            ----------
Net loss                                                                   $ (372,705)           $ (337,896)
                                                                           ==========            ==========

Per Share:
----------
  Operating loss                                                           $    (0.34)           $    (0.31)
  Total net other income (expense)                                              (0.00)                 0.07
                                                                           ----------            ----------
  Loss before reorganization costs                                         $    (0.35)           $    (0.24)
Reorganization costs incurred during Chapter 11 proceedings                         -                 (0.08)
                                                                           ----------            ----------
Net loss from continuing operations                                        $    (0.35)           $    (0.32)
   Income from discontinued operations                                           0.00                     -
                                                                           ----------            ----------
Net loss                                                                   $    (0.34)           $    (0.32)
                                                                           ==========            ==========

Weighted average number of common and common
  equivalent shares issued and outstanding                                  1,088,803                     -

Weighted average number of common and common
  equivalent shares issuable                                                    5,017             1,040,000
                                                                           ----------            ----------
Total weighted average  number of common and common
   equivalent shares issued and outstanding,  and issuable                  1,093,820             1,040,000
                                                                           ==========            ==========

           See accompany notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                  (unaudited)


                                     Preferred Stock             Common Stock
                                  ----------------------    ----------------------    Additional
                                     # of         $            # of         $          Paid-in      Accumulated
                                    Shares      Amount        Shares      Amount       Capital      Equity/(Deficit)     Total
                                  ----------  ----------    ----------  ----------    ----------    ----------------   ----------
Balance at March 31, 2000                  -  $        -     1,093,678  $    2,187    $  673,446    $       (489,647)  $  185,986

Purchase of 1,625 shares of
 issuable common stock                     -           -         1,625           3         1,622                            1,625

  Net loss for three months ended
    June 30, 2000                          -           -             -           -             -            (372,705)    (372,705)
                                  ----------  ----------    ----------  ----------    ----------    ----------------   ----------
Balance at June 30, 2000                   -  $        -     1,095,303  $    2,190    $  675,068    $       (862,352)  $ (185,094)
                                  ==========  ==========    ==========  ==========    ==========    ================   ==========

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flow
                                  (unaudited)

                                                                             Three Month Period Ended
                                                                                     June 30,
                                                                          --------------------------------
                                                                              2000                1999
                                                                          ------------        ------------
Cash flow from operating activities:
   Net loss                                                               $   (372,705)       $    (337,896)
   Adjustments to reconcile net loss to net cash flow from
           operating activities:
      Depreciation expense                                                       3,070                4,678
      Amortization of Notes payable discount                                     7,874                8,069
      Gain on relief of liability                                                    -              (27,950)
   Changes in assets and liabilities:
      (Increase) decrease in assets:
         Other receivables                                                      38,039               40,697
         Prepaid expenses                                                       10,365                8,057
         Installment contracts receivable (Loans) and Loss recovery             31,228               15,026
         Purchased insurance policies                                             (203)              31,980
         Other assets                                                                -              (54,437)
      Increase (decrease) in liabilities:
         Accounts payable - trade, and accrued liabilities                      41,922             (152,457)
         Other liabilities - contingent                                         31,286                    -
                                                                          ------------        -------------
         Cash (used) by operating activities                              $   (209,124)       $    (464,233)
                                                                          ------------        -------------

         Cash provided by investing activities                            $          -        $           -
                                                                          ------------        -------------
Cash flow from financing activities:
          Proceeds received from stock issuance                           $     80,303        $           -
          Increase in bank overdraft                                            25,967                    -
          Payments to debenture holders                                              -           (1,877,750)
                                                                          ------------        -------------
         Cash provided (used) by financing activities                     $    106,270        $  (1,877,750)
                                                                          ------------        -------------

Net (decrease) in cash                                                    $   (102,854)       $  (2,341,983)
Cash at beginning of period                                                    373,184            4,937,937
                                                                          ------------        -------------
Cash at end of period  (before bank overdraft)                            $    270,330        $   2,595,954
                                                                          ------------        -------------

NON-CASH INVESTING AND FINANCING ACTIVITIES

There were no non-cash investing and financing activities for the three months ended June 30, 2000 or June 30, 1999.


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

(1) Summary of Significant Accounting Policies: Basis of Presentation.

The accompanying consolidated financial statements of AutoLend Group, Inc. and its wholly owned subsidiaries AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. (collectively, the "Company") have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default on, its Convertible Subordinated Debentures due September 19, 1997 (the "Debentures"), the Company filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. The Bankruptcy Court confirmed a Plan of Reorganization (the "Plan"), which became effective on March 5, 1999, at which time the Company attained a positive net equity, and was no longer classified as a "debtor-in-possession." On January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case.

The Company's audited consolidated Balance Sheet as of March 31, 2000, and the accompanying unaudited consolidated financial statements as of June 30, 2000 and 1999, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company adopted "fresh-start" reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value.

With respect to the unaudited consolidated financial statements for the three months ended June 30, 2000 and 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").


(2)  Going Concern.

At June 30, 2000, the Company had net cash (after the financial effect of a temporary bank overdraft) of $244,000, which is before the impact of payables immediately due in July 2000 of approximately $71,000. At June 30, 2000, the Company had a negative net equity (i.e., a deficit) of $185,000, which excludes the financial effect of a remaining lease obligation due pursuant to the Albuquerque office lease terms, which totaled approximately $245,000 at August 9, 2000. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations. The net equity deficit of $185,000 at June 30, 2000 includes an unreserved asset consisting of a past-due receivable of $150,000, which was due to the Company pursuant to Court order no later than July 11, 2000 from the Company's present Chief Executive Officer; as of August 9, 2000, no payment against this officer's debt had been received by the Company.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

The Company believes that it presently has insufficient cash necessary (even if obligations currently due under the five-year unsecured Notes payable are excluded) to continue operating through the current fiscal year (ending March 31, 2001). The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate.

The Company is temporarily without a Chairman of the Board, and temporarily has less than the minimum of three Directors as required by the Company's Bylaws.

Due to the legal opinion of the Company's reorganization counsel, the first scheduled annual $0.1 million Notes payable payment to former Debenture holders who became note holders was not made as originally scheduled, and as of the date of this filing, has not been made (see Note 4 below). These payments are due primarily to current controlling shareholders (but not to management).

(3)  Potential Change in Control

The Company is aware that an independent third party has had discussions with persons representing the majority of shares outstanding, regarding the possible purchase of a controlling interest in the Company. The Company has been informed that a verbal agreement between the parties has been reached, which is not binding at this point. The Company is not a party to the negotiations, and has no knowledge of whether any such transaction may occur, or if it did occur, what its impact might be.

(4)   Five-year Notes Payable.

As a result of the Debenture debt forgiveness, unsecured, non-interest-bearing notes aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Reorganization Plan. For financial statement presentation, these notes have been discounted based on an imputed interest rate of 6%; thus, these notes have been recorded at their discounted value of $510,733 (plus $39,000 in amortization of the discount to date at June 30, 2000).

These notes are payable in five equal annual payments of $121,800. The first annual payment was originally scheduled for March 5, 2000; however, on advice of reorganization counsel, the first scheduled payment was not made according to that original schedule. The payments are due primarily to controlling shareholders (but not to management). The Company's management presently plans to put the issue forth to the Company's new shareholders and directors for resolution. The Company's reorganization counsel has indicated that a payment of this magnitude to controlling shareholders while the Company is in its present financial condition would be inappropriate, and that the Company's obligation to its landlord takes precedence. If the Company were to liquidate, any such note payment would likely be the subject of an adversary proceeding against the recipient controlling shareholders. Management is seeking appropriate guidance with respect to this issue.

(5)  Office Lease.

In February 1999, the Company assumed a lease from International Thoroughbred Breeders, Inc. ("ITB"), pursuant to a legal settlement involving the return of substantial funds to the Company. This lease covers the office space at 600 Central SW in Albuquerque, where the Company has had its offices since August 1997. The lease terminates on July 31, 2002, and the lease payments are (as of August 1, 2000) presently $10,441 per month. Each August 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. The Company has in the past subleased a portion of its space on a month-to-month. At August 9, 2000, the remaining obligation under the lease totaled approximately $245,000.


(6)  Contingent Rights  --  El Rancho Property

In connection with NPD, Inc.'s participation in the Delaware Chancery Court litigation with respect to ITB (which was settled effective November 6, 1998), and in connection with the Company's adversary proceeding against NPD, Inc. (the terms of which were finalized as part of the NM Bankruptcy Court ITB settlement approved in September 1998, consummated in January 1999, and administratively closed by Court order on June 26, 2000), and furthermore in connection with the Company's adversary proceeding against Nunzio DeSantis (which was settled effective January 7, 2000), the Company received certain contingent rights. The contingent rights which the Company received are with respect to possible proceeds receivable in the event that ITB's real estate holding in Las Vegas, Nevada sold above a certain threshold amount, under certain conditions. The Company's rights thereunder may be up to $2.0 million. According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property sold on May 22, 2000. The Company is presently investigating its legal options, and what actions may be necessary in order to realize any potential benefit which may be due from this sale as disclosed by the ITB Form 8-K filing.

(7)  Employees

As of August 9, 2000, the Company and its subsidiaries had three employees. Of these, the Chief Executive Officer is working without cash salary, and the other two are temporarily receiving half or partial salary (which is not intended to constitute a waiver under any written contract). The Company believes that it will be unable to retain its current employees much longer under these conditions, and may not be able to replace employees where needed.

(8)  Attempted New Business

The New Mexico Gaming Control Board has been processing the Company's application for licensure as a distributor of gaming machines for fraternal organizations in New Mexico. In connection with this review, the Company received correspondence from the Gaming Control Board, indicating that the licensure process was significantly lengthened due to, and dependant upon the outcome of, the SEC investigation. (On February 16, 1999, the Company was notified

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statement
                                  (unaudited)

by its counsel that it was subject to an investigation by the SEC; see "Part 2,
Item 1., Legal Proceedings" below.)

On June 13, 2000, the Company was informed by the Enforcement Staff of the SEC (the "Staff") that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company and an officer for alleged violations of securities laws. The Company believes it has defenses against this Staff recommendation, and on July 14, 2000 the Company made a responding formal submission to the SEC, under SEC procedures. Nonetheless, on or about June 15, 2000, the Company decided to terminate its attempt to become licensed by the Gaming Control Board. Thus, the Company must now find some other business to enter, or, more likely, be acquired, merge, or possibly liquidate and close.

(9)  Available "Loss Carryforwards"

The Company currently has unused operating loss carryforwards ("OLC's") and capital loss carryforwards ("CLC's") which expire at various times. Federal OLC's total $11.0 million, and expire between the years 2012 and 2021. State OLC's total $11.0 million, and expire between the years 2002 and 2021 (with almost half expiring in 2002). CLC's total $1.3 million, and expire primarily in the year 2002, with some available until 2005. At a combined federal and state corporate statutory tax rate of 38.6 percent, the present OLC's can, in a valid situation, result in the cancellation of a requirement to pay approximately $4.2 million in federal and state income taxes, either immediately in one year or spread out over many years. Due to the uncertainty of the Company's ability to ever utilize these tax benefits, their financial benefits have not been recognized.

The requirements to utilize such loss carryforwards are strict, and the possibilities for usage are extremely limited. In general, OLC's can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock; however, if there is a substantial change in ownership, these tax benefits could be reduced, if not eliminated. CLC's may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income).

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General.

     The Company is winding down its two businesses, one of which is classified as a discontinued operation (see below). For approximately two and a half years, the Company's activities have concentrated on resolving its (now-concluded) bankruptcy and attempting to develop a gaming business and obtain licensure as a distributor in connection with that business. The gaming business attempt was terminated in June, 2000. Additionally, the Company has worked to complete its Registration Statement (as required by the Plan of Reorganization), which was made effective by the SEC in January, 2000. The Company has also continued to collect amounts due from the residual Loan portfolio and the residual Policy portfolio. The Company's new stock ticker symbol is "ALEN," which trades Over-The-Counter. The Company is not affiliated with the website www.autolend.com, nor is the
                    ---
     company affiliated with the Miami-based business, AutoLend IAP.


     Results of Operations:  Three-month periods ended June 30, 2000, and 1999

     The Company recorded a net loss of $373,000 for the three-month period ended June 30, 2000. The loss was primarily due to operating losses and negligible revenue.

     Net revenues realized from viatical insurance policies (the "Policies") in the three months ended June 30, 2000 were zero, as compared to $53,000 in the three months ended June 30, 1999.

     On April 1, 2000, the Company adopted a plan to sell the used car loan portion of the Company's business (the "Loans"), and henceforth this particular business activity will be considered a discontinued operation. Thus any future Loan collections will not be recorded as Loan revenues or Loan loss recoveries, and likewise, collection expenses will no longer be recorded as part of general and administrative expenses; instead, the total net result of any remaining Loan activity will be recorded as either a net income or loss from discontinued operations. Thus, there were no revenues from Loans recognized during the three months ended June 30, 2000, compared to the $7,000 realized during the three months ended June 30, 1999. Similarly, there was no Loan loss recovery recognized for the three months ended June 30, 2000, compared to a recovery of $60,000 for the three months ended June 30, 1999 related to previously charged-off Loans. (The recoveries were the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.) The net result of discontinued (Loan) operations for the three months ended June 30, 2000, was a net income of $5,000.

     General and administrative expenses were $374,000 during the three months ended June 30, 2000, and $438,000 during the three months ended June 30, 1999. The decrease of approximately $64,000 was due primarily to decreases in legal and professional fees, car Loan portfolio administration costs, travel expenses, and salaries.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     Operating losses for the three months ended June 30, 2000, were approximately $374,000, compared to operating losses of approximately $318,000 for the three months ended June 30, 1999. The $56,000 increase in operating losses was primarily due to a $60,000 decrease in net revenue and a decrease of $60,000 in loan loss recoveries, which were partially offset by a $64,000 decrease in general and administrative expense.

     The impact of non-operating items for the three months ended June 30, 2000 was a net $4,000 expense, compared to a net non-operating income of $69,000 for the three months ended June 30, 1999. The $4,000 in non-operating expense for the present period was primarily due to $8,000 in amortization of the imputed discount on the five-year notes outstanding, which was partially offset by $4,000 in interest income. The $69,000 non-operating income for the same period last year was primarily due to interest income of $49,000 and a $28,000 gain on relief from liability, which was partially offset by amortization of the imputed discount on the five-year notes outstanding of $8,000.

     In addition to the above, for the three months ended June 30, 2000 and 1999, the Company incurred zero and $89,000, respectively, in the periods then ended, in reorganization costs related to the bankruptcy proceedings.

     The net effect of all of the foregoing was a net loss of $373,000, or $0.34 per share, for the three months ended June 30, 2000. The net loss for the same period last year was $338,000, or $0.32 per share. The $373,000 loss in the current period was due primarily to an operating loss of $374,000. Losses per share for the period ended June 30, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable, of 1,093,820 shares. Losses per share for the period ended June 30, 1999 were calculated based upon the weighted average number of common and common equivalent shares then issuable per the Plan of Reorganization, of 1,040,000.


     Liquidity and Capital Resources

     Cash flow from operations was a negative $209,000 for the three months ended June 30, 2000, which was primarily due to current period net losses, which are essentially general and administrative expenses in the absence of
     any significant revenues.   This compares to cash flow from operations of a
     negative $464,000 for the three months ended June 30, 1999.

     The Company's immediate viability as a going concern depends upon the near-term infusion of capital, and the ultimate successful installation of a new line of business and the resultant attainment of profitability. At June 30, 2000, the Company had had net cash (after the financial effect of a temporary bank overdraft) of $244,000, which is before the impact of payables immediately due in July of approximately $71,000. At June 30, 2000, the Company had a negative net equity (i.e., a deficit) of $185,000, which excludes the impact of remaining amounts due pursuant to the Albuquerque office lease obligation, which obligation totaled approximately $245,000 at August 9, 2000.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations
                                  (continued)

     Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations. The Company believes that it presently has insufficient cash necessary (even if obligations currently due under the five-year Notes payable are excluded) to continue operating through the current fiscal year (ending March 31, 2001). The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate.

     The Company's portfolio of used-car consumer installment Loans receivable at June 30, 2000, was approximately $4,000, and consisted of approximately 3,900 inactive (written-off) Loans, having a combined face value of approximately $15 million. This Loan portfolio provides a small and declining monthly stream of net cash receipts. The Company ceased purchasing these Loans in December 1995, and presently plans to sell the portfolio; the business is considered discontinued as of April 1, 2000. The Company's portfolio of unmatured viatical insurance Policies totaled 5 at June 30, 2000, having a combined face value of $366,000 and a net book value of $36,000. The Company generally ceased purchasing Policies in September 1994. Future revenues from the Policy portfolio will be irregular, if any. Some of these Policies may be sellable.

     There was no cash provided or used by investing activities for the three
     months ended June 30,  2000 or 1999.   $106,000 in cash was provided by
     financing activities for the three months ended June 30, 2000, resulting from proceeds received from the issuance of stock and the temporary
     utilization of a bank overdraft.   $1.9 million was used by financing
     activities for payments to qualified former debenture holders under the Plan of Reorganization during the three months ended June 30, 1999.

     In total, the Company decreased its cash by $103,000 during the three months ended June 30, 2000, to a total of $244,000 after the effect of a temporary bank overdraft. The decrease was largely due to net use of cash from operations during the current period. In comparison, there was a $2.3 million decrease in cash during the three months ended June 30, 1999, primarily due to the $1.9 million in payments to qualified former debenture holders under the Plan of Reorganization.


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

SEC Recommendation. On June 13, 2000, the Company was informed by the Enforcement Staff of the SEC (the "Staff") that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, as well as one against its chief executive officer, for alleged violations of federal securities laws. The Staff has informed the Company that it does not intend to recommend civil penalties, fines, or disgorgement from the Company, but does intend to recommend civil penalties against the officer as an individual. Management believes that the Staff recommendations are based on activities that took place prior to October 1997 in connection with the Company's tender offer for the Company's Debentures, the adequacy of the Company's disclosure related to the tender offer, the purchase of Debentures at a discount from face value, and previously reported transactions in connection with International Thoroughbred Breeders, Inc.

Under SEC procedures, the Company responded on July 14, 2000 to the Staff's recommendation in a formal written submission to the SEC, and plans to enter into discussion with the SEC. Thereafter, the SEC may follow the Staff recommendations, or decline to follow them, or take other action. If the SEC follows the Staff recommendations, an extensive legal process could proceed in Federal Court. Should an injunction ultimately be issued against the Company, the Company would be prohibited from engaging in acts similar to the ones that led to the recommendation for the injunction, and from violations of federal securities laws. Such an injunction against the Company would have to be disclosed in any future filings or registrations of Company securities, and may have other ramifications as well. The Company believes that it has defenses with respect to the Staff allegations against it, but is unable to predict the outcome of the process.


AutoLend Group, Inc. v. Vincent Villanueva. On July 14, 1998, the Company filed an adversary claim against Vincent Villanueva, a former director of the Company, to recover certain pre-petition payments made to him, including the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed, and on July 6, 1999, a Court order approving dismissal of the claim against Mr. Villanueva was entered. After the bankruptcy case was closed effective January 13, 2000, Mr. Villanueva's attorney filed a motion for payment by the Company to Mr. Villanueva of associated legal fees estimated at between $7,000 and $15,000. A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva; the Court has taken the matter under advisement.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

Item 2.  Changes in Securities and Use of Proceeds.
     None.

Item 3.  Defaults Upon Senior Securities.
     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None.

Item 5.  Other Information.
     None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
               Exhibit 27 - Financial Data Schedule

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

                                   AUTOLEND GROUP, INC.
                                   (Registrant)


SIGNATURE                     TITLE                                DATE
---------                     -----                                ----


/s/ NUNZIO P. DESANTIS        Chief Executive Officer          August 9, 2000
----------------------        (principal executive officer)
Nunzio P. DeSantis


/s/ JEFFREY OVINGTON          Executive Vice President         August 9, 2000
----------------------        (principal accounting and
Jeffrey Ovington              financial officer)