Form 10-Q
period 2000-09-30
AUTOLEND GROUP INC
filed 2000-11-14
CIK 851697

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q
     (Mark One:)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

          600 Central SE, Third Floor, Albuquerque, New Mexico 87102
              (Address of principal executive office) (Zip Code)

                                (505) 768-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ .

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X    No ___ .

Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was 1,093,678 at November 10, 2000.


================================================================================

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION


                                                                                 PAGE
Item 1.  Financial Statements ................................................    3

   Consolidated Balance Sheets as of September 30, 2000, and March 31, 2000...    3

   Consolidated Statements of Operation for the three-month and six-month
     periods ended September 30, 2000, and 1999 ..............................    4

   Consolidated Statement of Changes in Stockholders' Equity / (Deficit) for
    the six-month period ended September 30, 2000 ............................    5

   Consolidated Statements of Cash Flow for the six-month periods
       ended September 30, 2000, and 1999.....................................    6

   Notes to Consolidated Financial Statements.................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................  11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ............  15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................  16
ITEM 2.  Changes in Securities and Use of Proceeds.............................  17
ITEM 3.  Defaults Upon Senior Securities ......................................  17
ITEM 4.  Submission of Matters to a Vote of Security Holders ..................  17
ITEM 5.  Other Information ....................................................  17
Item 6.  Exhibits and Reports on Form 8-K .....................................  17

SIGNATURES ....................................................................  18

                          FORWARD-LOOKING INFORMATION

  The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors, including the real and perceived difficulties from the Company's past bankruptcy (which could adversely affect its existing and any proposed operations); and, the Company's present financial condition. From time to time, the Company may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                                    September                    March
                                                                                     30, 2000                  31, 2000
                                                                                   -----------                 ---------
                                                                                   (unaudited)                 (audited)
ASSETS:
        Cash                                                                      $   113,516                 $ 373,184
        Stock issuance proceeds receivable                                                  -                    78,678
        Receivable from former officer                                                      -                   150,000
        Installment contracts (Loans) recoveries receivable                             7,581                    35,390
        Other receivables                                                               2,736                    40,955
        Prepaid expenses                                                                2,458                    21,456
        Purchased insurance policies at estimated market value;  face
             value of $366,044 at September 30, 2000 and March 31, 2000                35,881                    35,678
        Fixed assets, less accumulated depreciation of $21,623 at
             September 30, 2000, and $21,057 at March 31, 2000                         35,689                    36,840
                                                                                  -----------                 ---------
             Total assets                                                         $   197,861                 $ 772,181
                                                                                  -----------                 ---------
LIABILITIES:
        Accounts payable                                                          $     4,934                 $  12,073
        Accrued liabilities                                                            15,967                    31,888
        Contingent / contested liabilities                                             83,975                         -
        Unsecured, non-interest-bearing debt  -  discounted                           510,733                   510,733
        Unsecured, non-interest-bearing debt  -  imputed interest                      47,248                    31,501
                                                                                  -----------                 ---------
              Total liabilities                                                   $   662,857                 $ 586,195
                                                                                  -----------                 ---------
STOCKHOLDERS' EQUITY:
   Preferred stock, $.002 par value. Authorized 5,000,000 shares;  no                       -                         -
      shares issued or outstanding at September 30, 2000 or March 31, 2000
   Common stock, $.002 par value. Authorized 40,000,000
      shares;
            issued and outstanding 1,088,803 shares at September 30,
                   2000 and March 31, 2000                                        $     2,177                 $   2,177
            issuable 6,500 shares at September 30, 2000, and 4,875
                   shares at March 31, 2000                                                13                        10
   Additional paid-in capital                                                         675,068                   673,446
   Accumulated deficit                                                             (1,142,254)                 (489,647)
                                                                                  -----------                 ---------
             Total stockholders' equity                                           $  (464,996)                $ 185,986
                                                                                  -----------                 ---------
             Total liabilities and stockholders' equity                           $   197,861                 $ 772,181
                                                                                  ===========                 =========

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       THREE MONTH PERIOD                  SIX MONTH PERIOD
                                                                       ENDED  SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                     ------------------------           -----------------------
                                                                       2000            1999              2000             1999
                                                                     --------        --------           -------          -------
Revenues:
  Finance charges on installment contracts (Loans)                  $        -       $    8,002       $        -       $   14,919
  Revenues from matured insurance policies                                   -           92,380                -          177,801
                                                                    ----------       ----------       ----------       ----------
     Gross revenues                                                          -          100,382                -          192,720
  Cost of matured insurance policies                                         -          (39,608)               -          (71,588)
                                                                    ----------       ----------       ----------       ----------
     TOTAL NET REVENUES                                             $        -       $   60,774       $        -       $  121,132

General and administrative expenses                                   (177,651)        (374,882)        (551,387)        (812,822)
Loss on termination agreement with former officer                     (117,500)               -         (117,500)               -
Loan loss recovery, net                                                      -           75,674                -          135,765
                                                                    ----------       ----------       ----------       ----------
    OPERATING LOSS                                                  $ (295,151)      $ (238,434)      $ (668,887)      $ (555,925)
                                                                    ----------       ----------       ----------       ----------
Other income/(expense):
   Interest income on cash                                          $    1,328       $   18,608       $    4,858       $   67,329
   5-year debt, discount amortization                                   (7,873)          (8,069)         (15,747)         (16,138)
   Gain on adversary settlement                                              -          451,040                -          451,040
   Cancellation of Florida tax claim                                         -          162,876                -          162,876
   Net miscellaneous other income (expense)                                443                -              753           27,950
                                                                    ----------       ----------       ----------       ----------
    TOTAL NET OTHER INCOME (EXPENSE)                                $   (6,102)      $  624,455       $  (10,136)      $  693,057
                                                                    ----------       ----------       ----------       ----------
  Income (loss) before reorganization costs                         $ (301,253)      $  386,021       $ (679,023)      $  137,132
Reorganization costs incurred during Chapter 11 proceedings                  -          (41,742)               -         (130,749)
                                                                    ----------       ----------       ----------       ----------
Net income (loss) from continuing operations                          (301,253)         344,279         (679,023)           6,383
   Income from discontinued operations                                  21,351                -           26,416                -
                                                                    ----------       ----------       ----------       ----------
NET INCOME (LOSS)                                                   $ (279,902)      $  344,279       $ (652,607)      $    6,383
                                                                    ==========       ==========       ==========       ==========
PER SHARE:
  Operating loss                                                    $    (0.27)      $    (0.23)      $    (0.61)      $    (0.53)
  Total net other income (expense)                                       (0.00)            0.60            (0.01)            0.66
                                                                    ----------       ----------       ----------       ----------
Income (loss) before reorganization costs                           $    (0.27)      $     0.37       $    (0.62)      $     0.13
   Reorganization costs incurred during Chapter 11 proceedings               -            (0.04)               -            (0.13)
                                                                    ----------       ----------       ----------       ----------
Net income (loss) from continuing operations                        $    (0.27)      $     0.33       $    (0.62)      $     0.00
    Income from discontinued operations                                   0.02                -             0.02                -
                                                                    ----------       ----------       ----------       ----------
Net income (loss)                                                   $    (0.25)      $     0.33       $    (0.60)      $     0.00
                                                                    ==========       ==========       ==========       ==========
Weighted average number of common and common
  equivalent shares issued and outstanding                           1,088,803                -        1,088,803                -

Weighted average number of common and common
  equivalent shares issuable                                             6,500        1,040,000            5,763        1,040,000
                                                                    ----------       ----------       ----------       ----------
Total weighted average  number of common and common
   equivalent shares issued and outstanding,  and issuable           1,095,303        1,040,000        1,094,566        1,040,000
                                                                    ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)



                                    Preferred Stock           Common Stock
                                   ----------------        -----------------         Additional
                                    # of       $           # of           $           Paid-in          Accumulated
                                   Shares    Amount       Shares        Amount        Capital        Equity/(Deficit)      Total
                                   ------    -----        ------        ------       ---------       ----------------      -----
BALANCE AT MARCH 31, 2000            -       $  -      1,093,678       $2,187        $673,446          $  (489,647)      $ 185,986

Purchase of 1,625 shares of
   issuable common stock             -          -          1,625            3           1,622                                1,625

  Net loss for six months
    ended September 30, 2000         -          -              -            -               -             (652,607)       (652,607)
                                   ------    -----    ----------       ------        --------          -----------       ---------
BALANCE AT SEPTEMBER 30, 2000        -       $  -      1,095,303       $2,190        $675,068          $(1,142,254)      $(464,996)
                                   ------    -----    ----------       ------        --------          -----------       ---------


          See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)


<CATPTION>

                                                                                   SIX MONTH PERIOD ENDED
                                                                                         SEPTEMBER 30,
                                                                                   ----------------------
                                                                                  2000                   1999
                                                                                 ------                 ------
Cash flow from operating activities:
    NET INCOME / (LOSS)                                                       $(652,607)           $     6,383
    Adjustments to reconcile net income (loss) to net cash flow from operating activities:
       Depreciation expense                                                       5,410                  9,698
       Amortization of debt discount                                             15,747                 16,138
       (Gain) on adversary settlement                                                 -               (451,040)
       Loss on termination agreement with former officer                        117,500                      -
       (Gain) on relief of liability                                                  -                (27,950)
       (Gain) on sale of fixed assets                                              (793)                     -
   Changes in assets and liabilities:
      (Increase) decrease in assets:
          Receivable from former officer                                         27,500                      -
          Other receivables                                                      38,219                 44,340
          Prepaid expenses                                                       18,998                (22,030)
          Installment contracts receivable (Loans) and Loss recovery             27,809                 24,211
          Purchased insurance policies                                             (203)                71,587
          Other assets                                                                -                (95,015)
      Increase (decrease) in liabilities:
          Accounts payable - trade, and accrued liabilities                     (23,060)              (396,521)
          Other liabilities - contingent                                         83,975                      -
                                                                              ---------            -----------
             CASH (USED) BY OPERATING ACTIVITIES                              $(341,505)           $  (820,199)
                                                                              ---------            -----------


Cash flow from investing activities:
           Proceeds from sale of fixed assets                                 $   1,534            $         -
                                                                              ---------            -----------
             CASH PROVIDED BY INVESTING ACTIVITIES                            $   1,534            $         -
                                                                              ---------            -----------

Cash flow from financing activities:
           Proceeds received from stock issuance                              $  80,303            $         -
           Payments to debenture holders                                              -             (2,724,250)
                                                                              ---------            -----------
          CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        $  80,303            $(2,724,250)
                                                                              ---------            -----------

 NET (DECREASE) IN CASH                                                       $(259,668)           $(3,544,449)
 Cash at beginning of period                                                    373,184              4,937,937
                                                                              ---------            -----------
 CASH AT END OF PERIOD                                                        $ 113,516            $ 1,393,488
                                                                              =========            ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES.

During the six months ended September 30, 2000, the following non-cash investing activity occurred: The Company acquired furniture and fixtures with an estimated market value of $5,000 as a result of the termination agreement with Nunzio P. DeSantis dated September 28, 2000. There were no non-cash financing activities for the six months ended September 30, 2000. There were no non-cash investing or financing activities for the six months ended September 30, 1999.

          See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                  (unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: BASIS OF PRESENTATION.

     The accompanying consolidated financial statements of AutoLend Group, Inc. and its wholly owned subsidiaries AutoLend Corporation, LB NM, Inc., and American Life Resources Group, Inc. (collectively, the "Company" or "AutoLend") have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As a result of the Company's inability to make repayment on, and resultant default on, its convertible subordinated debentures due September 19, 1997 (the "Debentures"), the Company filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of New Mexico (the "Bankruptcy Court") on September 22, 1997. The Bankruptcy Court confirmed a Plan of Reorganization (the "Plan"), which became effective on March 5, 1999, at which time the Company was no longer classified as a "debtor-in-possession." On January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case.

     The Company's audited consolidated balance sheet as of March 31, 2000, and the accompanying unaudited consolidated financial statements as of September 30, 2000 and 1999, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company adopted "fresh-start" reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair market value.

     With respect to the unaudited consolidated financial statements for the six months ended September 30, 2000 and 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

(2) GOING CONCERN.

     At September 30, 2000, the Company had net cash of $113,000, and had a negative net equity (i.e., a deficit) of $465,000, which excludes the financial effect of a remaining lease obligation due pursuant to the Albuquerque office lease terms, which totaled approximately $214,000 at November 13, 2000. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations.

     The Company believes that it presently has insufficient cash necessary (even if obligations currently due under the five-year unsecured debt are excluded) to continue operating through the current fiscal year (ending March 31, 2001).

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)



     Due to the legal opinion of the Company's former reorganization counsel, the first scheduled annual $0.1 million Notes payable payment to former Debenture holders who became note holders was not made as originally scheduled, and as of the date of this filing, has not been made (see Note 4 below). These payments are due primarily to the current majority shareholder.

(3)  CHANGE IN CONTROL.

     Effective September 28, 2000, through an executed agreement between the Company and its former CEO, Nunzio P. DeSantis, Mr. DeSantis resigned as an employee and officer and in all other capacities, and is no longer affiliated with, or associated in any manner with, the Company. The agreement provided for, among other things, the settlement of all past, present, and future claims by Mr. DeSantis against the Company (including the claim with respect to the reimbursement for legal fees of $123,000 or more); the cancellation of the debt owed to the Company by Mr. DeSantis of $150,000; the transfer to the Company of certain items of furniture; and the payment to the Company by Mr. DeSantis of a certain sum of cash upon execution. Mr. DeSantis had previously resigned from the Company's Board of Directors effective May 1, 2000, and has held no shares in the Company since March 5, 1999. The agreement further provides that Mr. DeSantis henceforth shall not acquire, possess, or assert, directly or indirectly, any interest of any kind in the Company.

     The Company has been informed that, effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, changed hands in a private sale between two third parties. The buyer and new majority owner is Prinova Capital Group, LLC, a New Mexico limited liability company ("Prinova"). Prinova is a private, closely-held company, headquartered in New Mexico. Prinova has no past or present ties or affiliations to any recent or former shareholder, director, or officer of the Company.

     Effective October 13, 2000, two new Directors were appointed to the Company's Board. They are: Mr. John D. Emery, 53, of Albuquerque, NM; and, Mr. Vincent J. Garcia, 48, also of Albuquerque.

     Mr. Emery was also appointed acting Chairman, acting President, and Secretary of the Company. Mr. Emery has been a business consultant in private practice for the last ten years, and has previously held executive positions. Mr. Emery has also developed and sold his own businesses, holds an MBA from the Harvard Graduate School of Business Administration, and has taught at the University of New Mexico Graduate School of Business Administration. From 1994 until its sale to American Tower in 1998, Mr. Emery served on the Board of Directors of Specialty Teleconstructors, Inc. / OmniAmerica, Inc., a Nasdaq-listed company that had annual revenues of $65 million.

     Mr. Garcia is the Managing Member and majority interest-holder in Prinova Capital Group, LLC, and is Chairman and President of its affiliates, which includes Prinova Investments, Ltd. Mr. Garcia, together with Prinova Investments, Ltd., is the lead investor, developer, and majority interest-holder with respect to the $32 million Renaissance Development project in downtown Albuquerque.

     After the appointment of Mr. Emery and Mr. Garcia to the Board, Philip Vitale, M.D., tendered his resignation from the Board of Directors and in all capacities, which the Board accepted.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(4) FIVE-YEAR DEBT OBLIGATION.

     As a result of the Debenture debt forgiveness, unsecured, non-interest-bearing debt obligations aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Reorganization Plan.
For financial statement presentation, this debt has been discounted based on an imputed interest rate of 6%; thus, these obligations have been recorded at their discounted value of approximately $511,000 (plus approximately $47,000 in amortization of the discount to date at September 30, 2000).

     These obligations are payable in five equal annual payments of $121,800. The first annual payment was originally scheduled for approximately March 5, 2000; however, on advice of former reorganization counsel, the first scheduled payment was not made according to that original schedule. The payments are due primarily to the majority shareholder. The Company's new directors are presently researching the company's options for resolution. The Company's former reorganization counsel indicated that a payment of this magnitude to controlling shareholders while the Company is in its present financial condition would be inappropriate, and that the Company's obligation to its landlord takes precedence. If the Company were to liquidate, any such debt repayment would likely be the subject of an adversary proceeding against the recipient shareholders.

(5) OFFICE LEASE.

     In February 1999, the Company assumed a lease from International Thoroughbred Breeders, Inc. ("ITB"), pursuant to a legal settlement involving the return of substantial funds to the Company. This lease covers the office space at 600 Central SW in Albuquerque, where the Company has had its offices since August 1997. The lease terminates on July 31, 2002, and the lease payments are presently $10,441 per month. Each August 1st, the lease payments may be adjusted according to any changes in the Consumer Price Index. The Company has in the past subleased a portion of its space on a month-to-month basis. At November 13, 2000, the remaining obligation under the lease totaled approximately $214,000.

(6) CONTINGENT RIGHTS -- EL RANCHO PROPERTY.

     According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property in Las Vegas, Nevada was sold by ITB on May 22, 2000. AutoLend had earlier received certain indirect contingent rights in the event this ITB property sold above a certain threshold amount, under certain conditions. The Company's rights thereunder, if any, may be up to $2.0 million. ITB's most-recent Form 10-K, filed approximately October 13, 2000, has stated that "... no payments are due ... as a result of the transaction." The Company is presently investigating its legal options, and what actions may be necessary in order to realize any potential benefit that may be due from this sale. Realization of any rights that may exist with regard to this transaction would likely be costly, and may be beyond the Company's means to attain.

(7) EMPLOYEES.

     As of November 13, 2000, the Company and its subsidiaries had three employees.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



(8)  AVAILABLE "LOSS CARRYFORWARDS."

     The Company has, in the past, accumulated unused operating loss carryforwards and capital loss carryforwards, which would ordinarily provide for certain tax benefits. However, the requirements to utilize such loss carryforwards are strict, and the possibilities for usage are extremely limited. Due to the substantial change in ownership effective October 12, 2000 (see Note 3 above), these tax benefits have been reduced, if not eliminated.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


 General

    The financial results described in this Form 10-Q are as of September 30, 2000. On September 28, 2000, Nunzio P. DeSantis, the Company's founder, former Chairman of the Board, and until September 28, the Company's Chief Executive Officer, resigned. On October 12, 2000, a controlling block of the Company's shares changed hands, and on October 13, 2000, two new Directors were appointed to the Board, a new principal executive officer was named, and the last "old" Director resigned.

     Effective October 19, 2000, the Company has notified Cozen & O'Connor, PC that the firm will no longer represent the Company in any capacity for any matter. Effective October 23, 2000, the Company has notified Davis & Pierce, PC that it does not represent the Company before the SEC or for general corporate matters. Effective approximately October 17, 2000, the Company engaged the Michener Law Firm, LLC, to represent the Company before the SEC. The Board held discussions with the Company's present auditors, Meyners + Company LLC, a BDO Seidman LLC Alliance member ("Meyners"), and thereafter passed a resolution continuing the engagement of Meyners, which Meyners accepted.

    The Company has been winding down its two businesses, one of which is classified as a discontinued operation (see below). For approximately three years, the Company's activities have concentrated on resolving its (now-concluded) bankruptcy and attempting to develop a gaming business and obtain licensure as a distributor in connection with that business. The gaming business attempt was terminated in June, 2000. Additionally, the Company has worked to complete its Registration Statement (as required by the Plan of Reorganization), which was made effective by the SEC in January, 2000. The Company has also continued to collect amounts due from the residual Loan portfolio and the residual Policy portfolio.


 Results of Operations: Six-month periods ended September 30, 2000, and 1999

    The Company recorded a net loss of $653,000 for the six-month period ended September 30, 2000. The loss was primarily due to operating losses and negligible revenue.

    Net revenues realized from viatical insurance policies (the "Policies") in the six months ended September 30, 2000 were zero, as compared to $106,000 in the six months ended September 30, 1999.

    As of April 1, 2000, the used car loan portion of the Company's business (the "Loans") has been classified as a discontinued operation. Since that date, Loan collections are no longer recorded as Loan revenues or Loan loss recoveries, and likewise, collection expenses are no longer recorded as part of general and administrative expenses; instead, the total net result of any

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS



  remaining Loan activity are recorded as either a net income or loss from discontinued operations. Thus, there were no revenues from Loans recognized during the six months ended September 30, 2000, compared to the $15,000 realized during the six months ended September 30, 1999. Similarly, there was no Loan loss recovery recognized for the six months ended September 30, 2000, compared to a recovery of $136,000 for the six months ended September 30, 1999 related to previously charged-off Loans. (The recoveries were the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long- standing procedures.) The net result of discontinued (loan) operations for the six months ended September 30, 2000, was a net income of $26,000.

    General and administrative expenses were $551,000 during the six months ended September 30, 2000, as compared to $813,000 during the six months ended September 30, 1999. The decrease of approximately $262,000 was due primarily to decreases in legal and professional fees, car Loan portfolio administration costs, and salaries. Additionally, in the six months ended September 30, 2000, there was a non-cash loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, of approximately $117,000, which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses; as compared to no such event during the six months ended September 30, 1999.

    Total operating losses for the six months ended September 30, 2000, were approximately $669,000, compared to operating losses of approximately $556,000 for the six months ended September 30, 1999. The $113,000 increase in operating losses was primarily due to decreases of $121,000 in net revenues and $136,000 in loan loss recoveries, and the $117,000 loss on the termination agreement, which were partially offset by a $262,000 decrease in general and administrative expense. The current period operating loss was primarily caused by general and administrative expenditures in the absence of revenues (as receipts now received from the car Loan portfolio are no longer classified as revenues), and the termination agreement.

    The impact of non-operating items for the six months ended September 30, 2000 was a net $10,000 expense, compared to a net non-operating income of $693,000 for the six months ended September 30, 1999. The $10,000 in non-operating expense for the present period was primarily due to the $16,000 in amortization of the imputed discount on the five-year debt obligations outstanding, partially offset by $5,000 in interest income. The $693,000 non-operating income for the same period last year was primarily due to a $451,000 gain on the adversary settlement with the former CEO, $163,000 resulting from the cancellation of the Florida tax claim, interest income of $67,000 and a $28,000 gain on relief from liability, which was partially offset by amortization of the imputed discount on the five- year debt obligations outstanding of $16,000. The prior year gain of $451,000 on the adversary settlement included a $150,000 receivable, which receivable was largely written-off in the present year as part of a comprehensive termination agreement, wherein the Company received releases from certain future financial and other claims, including a claim made in August, 2000 by the Company's former CEO for reimbursement of $123,000 or more in legal expenses. (see
  Note 3).

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS




    In addition to the above, for the six months ended September 30, 2000 and 1999, the Company incurred zero and $131,000, respectively, in the periods then ended, in reorganization costs related to the bankruptcy proceedings.

    The net effect of all of the foregoing was a net loss of $653,000, or $0.60 per share, for the six months ended September 30, 2000. The net income for the same period last year was $6,000, or less than $0.01 per share. The $653,000 loss in the current period was due to an operating loss of $669,000 and $10,000 in net other expenses, partially offset by income from discontinued operations of $26,000. The $6,000 net income for the prior period was primarily due to non-operating income that was almost entirely offset by operating losses. Losses per share for the period ended September 30, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable, of 1,094,566 shares. Losses per share for the period ended September 30, 1999 were calculated based upon the weighted average number of common and common equivalent shares then issuable per the Plan of Reorganization, of 1,040,000.


 Results of Operations: Three-month periods ended September 30, 2000, and 1999

    The Company recorded a net loss of $280,000 for the three-month period ended September 30, 2000. The loss was primarily due to operating losses and negligible revenue.

    Net revenues realized from viatical insurance policies (the "Policies") in the three months ended September 30, 2000 were zero, as compared to $53,000 in the three months ended September 30, 1999.

    There were no revenues from Loans recognized during the three months ended September 30, 2000, compared to the $8,000 realized during the three months ended September 30, 1999. Similarly, there was no Loan loss recovery recognized for the three months ended September 30, 2000, compared to a recovery of $76,000 for the three months ended September 30, 1999 related to previously charged-off Loans. The net result of discontinued (Loan) operations for the three months ended September 30, 2000, was a net income of $21,000.

    General and administrative expenses were $178,000 during the three months ended September 30, 2000, as compared to $375,000 during the three months ended September 30, 1999. The decrease of approximately $197,000 was due primarily to decreases in legal and professional fees, car Loan portfolio administration costs, and salaries. Additionally, in the three months ended September 30, 2000, there was a non-cash loss on the termination agreement with the Company's former CEO of approximately $117,000, as compared to no such event during the three months ended September 30, 1999.

    Total operating losses for the three months ended September 30, 2000, were approximately $295,000, compared to operating losses of approximately $238,000 for the three months ended September 30, 1999. The $57,000 increase in operating losses was primarily due to decreases of $61,000 in net revenue and $76,000 in loan loss recoveries, and the $117,000 termination

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


  agreement, which were partially offset by a $197,000 decrease in general and administrative expense.

    The impact of non-operating items for the three months ended September 30, 2000 was a net $6,000 expense, compared to a net non-operating income of $624,000 for the three months ended September 30, 1999. The $6,000 net non-operating expense for the present period was primarily due to the $8,000 in amortization of the imputed discount on the five-year debt obligations outstanding, which were slightly offset by $1,000 in interest income. The $624,000 non-operating income for the same period last year was primarily due to a $451,000 gain on the adversary settlement with the former CEO, $163,000 resulting from the cancellation of the Florida tax claim, and interest income of $19,000, all of which was slightly offset by amortization of the imputed discount on the five-year debt obligations outstanding of $8,000.

    In addition to the above, for the three months ended September 30, 2000 and 1999, the Company incurred zero and $42,000, respectively, in the periods then ended, in reorganization costs related to the bankruptcy proceedings.

    The net effect of all of the foregoing was a net loss of $280,000, or $0.25 per share, for the three months ended September 30, 2000. The net income for the same period last year was $344,000, or $0.33 per share. The $280,000 loss in the current period was due to an operating loss of $295,000 and $6,000 in net other expenses, partially offset by income from discontinued operations of $21,000. Losses per share for the period ended September 30, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable, of 1,095,303 shares. Losses per share for the period ended September 30, 1999 were calculated based upon the weighted average number of common and common equivalent shares then issuable per the Plan of Reorganization, of 1,040,000.


 Liquidity and Capital Resources

    Cash flow from operations was a negative $342,000 for the six months ended September 30, 2000, which was primarily due to current period net losses, which are essentially general and administrative expenses in the absence of any significant revenues. This compares to cash flow from operations of a negative $820,000 for the six months ended September 30, 1999.

    The Company's immediate viability depends upon the near-term infusion of capital, and / or the infusion of a positive-cash-flow business. At September 30, 2000, the Company had net cash of $113,000, and had a negative net equity (i.e., a deficit) of $465,000, which deficit excludes the impact of remaining amounts due pursuant to the Albuquerque office lease obligation, which obligation totaled approximately $214,000 at November 13, 2000.

    Without the infusion of capital, and / or the infusion of a positive-cash-flow business, and / or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations. The Company believes that it presently has

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


  insufficient cash necessary (even if obligations currently due under the five-year debt obligation are excluded) to continue operating through the current fiscal year (ending March 31, 2001).

    The Company's portfolio of used-car consumer installment Loans receivable at September 30, 2000, was approximately $8,000, and consisted of approximately 4,100 inactive (written-off) loans, having a combined face value of approximately $15 million. This Loan portfolio provides a small and declining monthly stream of net cash receipts. The Company ceased purchasing these Loans in December 1995; the business was discontinued as of April 1, 2000.
  The Company's portfolio of unmatured viatical insurance Policies totaled 5 at September 30, 2000, having a combined face value of $366,000 and a net book value of $36,000. The Company generally ceased purchasing policies in September 1994. Future revenues from the Policy Portfolio will be irregular, if any. Some of these Policies may be sellable.

    Cash provided by investing activities during the six months ended September 30, 2000 was $1,500, resulting from proceeds received from the sale of fixed assets; there was no cash provided or used by investing activities for the six months ended 1999. For the six months ended September 30, 2000, $80,000 in cash was provided by financing activities, resulting from proceeds received from the issuance of stock. During the six months ended September 30, 1999, $2.7 million was used by financing activities for payments to qualified former debenture holders under the Plan of Reorganization.

    In total, the Company decreased its cash by $260,000 during the six months ended September 30, 2000, to a total of $113,000. The decrease was largely due to net use of cash from operations during the current period. In comparison, there was a $3.5 million decrease in cash during the six months ended September 30, 1999, primarily due to the $2.7 million in payments to qualified former debenture holders under the Plan of Reorganization and a $0.8 million net use of cash from operations.

    The Company has stated in its SEC filings that the Company will not survive much longer in its present state. Now, and as further described in Note 3 above, effective October 12, 2000, a change in control of the majority ownership of the Company has occurred. Following this transaction, the new majority owners filed a Schedule 13D with the SEC on approximately October 31, 2000.

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

 SEC Recommendation. On June 13, 2000, the Company was informed by the Enforcement Staff of the SEC (the "Staff') that the Staff intends to recommend that the SEC bring a civil injunctive action against the Company, as well as one against its former chief executive officer (CEO), for alleged violations of federal securities laws. The Staff has informed the Company that it does not intend to recommend civil penalties, fines, or disgorgement from the Company, but does intend to recommend civil penalties against the former officer as an individual. Management believes that the Staff recommendations are based on activities that took place prior to October 1997 in connection with the Company's tender offer for the Company's Debentures, the adequacy of the Company's disclosure related to the tender offer, the purchase of Debentures at a discount from face value, and previously reported transactions in connection with International Thoroughbred Breeders, Inc.

     Under SEC procedures, on July 14, 2000, the Company's former CEO responded, on behalf of the Company and himself personally, to the Staff's recommendation in a formal written submission to the SEC. The Company believes that it has defenses with respect to the Staff allegations against it. After the change in control (see Note 3), on November 1, 2000 the new Board of Directors, through the Company's new legal counsel, sent correspondence to the SEC seeking a prompt resolution of the matter, with an offer to enter into discussion with
 the SEC.   Should an injunction issue against the Company, the Company would be enjoined to obey the federal securities laws.

 AutoLend Group, Inc. vs. Vincent Villanueva. On July 14, 1998, the Company filed an adversary claim against Vincent Villanueva, a former director of the Company, to recover certain pre-petition consulting fees paid to him independent of his duties as a Director, for the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed, and on July 6, 1999, a Court order approving dismissal of the claim against Mr. Villanueva was entered. After the bankruptcy case was closed effective January 13, 2000, Mr. Villanueva's attorney filed a motion for payment by the Company to Mr. Villanueva of associated legal fees estimated at between $7,000 and $15,000.

     A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva. On August 14, 2000, the Court released a Memorandum Opinion and an
 Order denying the Villanueva claim.   On August 23, 2000, a Motion to
 Reconsider the Order was filed by Mr. Villanueva, and on August 25, 2000, an Objection to this Motion to Reconsider was filed by the Company. On August 31, 2000, an additional Objection to the Motion was filed by the U.S. Trustee's Office. On October 30, 2000, a Request was filed by Mr. Villanueva's attorney, seeking a hearing on the matter. As of November 10, 2000, there has been no response from the Court to either the Motion to Reconsider, or to the Objections, or to the Request for a hearing. Management believes, but cannot assure, that the Court's August 23, 2000 Order denying the claim will stand.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.  OTHER INFORMATION.
     The Company's present stock ticker symbol is "ALEN," which trades Over-The-Counter on the "Pink Sheets."
     The Company is not affiliated with the website www.autolend.com, nor is the Company affiliated with the Miami-based business, AutoLend IAP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a) Exhibits.
          Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K.
          Form 8-K filed September 6, 2000
          FORM 8-K filed October 19, 2000

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the following duly authorized persons.

                              AUTOLEND GROUP, INC.
                              (REGISTRANT)


SIGNATURE                 TITLE                             DATE .
------------              ----------                        ------

/s/  JOHN D. EMERY       Acting President, and           November 14, 2000
---------------------    Acting Chairman of the Board
JOHN D. EMERY              (principal executive officer)


/s/  JEFFREY OVINGTON    Executive Vice President        November 14, 2000
---------------------      (principal accounting and
JEFFREY OVINGTON            financial officer)