Form 10-Q
period 2000-12-31
AUTOLEND GROUP INC
filed 2001-02-20
CIK 851697

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

         (Mark One:)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number 1-10569

                             AutoLend Group, Inc.
                             --------------------

            (Exact name of registrant as specified in its charter)

                Delaware                                   22-3137244
                --------                                   ----------
      (State or other jurisdiction                       (IRS Employer
    of incorporation of organization)                 Identification No.)

          600 Central SE, Third Floor, Albuquerque, New Mexico 87102
          ----------------------------------------------------------
              (Address of principal executive office) (Zip Code)

                                (505) 768-1000
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                      ---

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ___.
                         ---
Applicable only to corporate issuers:
The number of shares outstanding of the Registrant's common stock was 1,095,303 at February 15, 2001.

================================================================================

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
                        PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.............................................................          3

     Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000  ...........           3

     Consolidated Statements of Operations for the three-month and nine-month periods
       ended December 31, 2000 and 1999..................................................          4

     Consolidated Statement of Changes in Stockholders' Equity / (Deficit) for the
       nine-month period ended December 31, 2000.........................................          5

     Consolidated Statements of Cash Flow for the nine-month periods
       ended December 31, 2000 and 1999..................................................          6

     Notes to Consolidated Financial Statements..........................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation...............................................          10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................          14

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................          15
Item 2.  Changes in Securities and Use of Proceeds.......................................          17
Item 3.  Default Upon Senior Securities..................................................          17
Item 4.  Submission of Matters to a Vote of Security Holders.............................          17
Item 5.  Other Information...............................................................          17
Item 6.  Exhibits and Reports on Form 8-K................................................          17

SIGNATURES...............................................................................          18

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

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                        Part 1 - Financial Information

Item 1.  Financial Statements

                       Consolidated Balance Sheets


                                                                                   December                 March
                                                                                   31, 2000                31, 2000
                                                                                 -----------             -----------
                                                                                 (unaudited)              (audited)
Assets:
        Cash                                                                     $    54,985             $   373,184
        Stock issuance proceeds receivable                                                 -                  78,678
        Receivable from former officer                                                     -                 150,000
        Deposits                                                                      10,000                       -
        Installment contracts (Loans) recoveries receivable                            2,281                  35,390
        Other receivables                                                              2,206                  40,955
        Prepaid expenses                                                                 395                  21,456
        Purchased insurance policies at estimated market value;  face
             value of $366,044 at December 31, 2000 and March 31, 2000                35,881                  35,678
        Fixed assets, less accumulated depreciation of $23,750 at
             December 31, 2000, and $21,057 at March 31, 2000                         34,399                  36,840
                                                                                 -----------             -----------
             Total assets                                                        $   140,147             $   772,181
                                                                                 ===========             ===========

Liabilities:
        Accounts payable                                                         $     3,032             $    12,073
        Bank overdraft                                                                 7,399                       -
        Accrued liabilities                                                           86,788                  31,888
        Contingent / contested liabilities                                           100,799                       -
        Unsecured, non-interest-bearing debt  -  discounted                          510,733                 510,733
        Unsecured, non-interest-bearing debt  -  imputed interest                     50,951                  31,501
                                                                                 -----------             -----------
              Total liabilities                                                  $   759,702             $   586,195
                                                                                 -----------             -----------

Stockholders' Equity:
   Preferred stock, $.002 par value. Authorized 5,000,000 shares;  no
      shares issued or outstanding at December 31, 2000 or March 31, 2000        $         -             $         -
   Common stock, $.002 par value. Authorized 40,000,000
      shares;
            issued and outstanding 1,088,803 shares at December 31,
                   2000 and March 31, 2000                                             2,177                   2,177
            issuable 6,500 shares at December 31, 2000, and 4,875
                   shares at March 31, 2000                                               13                      10
   Additional paid-in capital                                                        675,068                 673,446
   Accumulated deficit                                                            (1,296,813)               (489,647)
                                                                                 -----------             -----------
             Total stockholders' equity                                          $  (619,555)            $   185,986
                                                                                 -----------             -----------
             Total liabilities and stockholders' equity                          $   140,147             $   772,181
                                                                                 ===========             ===========


         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)

                                                                      Three Month Period                 Nine Month Period
                                                                      ended December 31,                 ended December 31,
                                                                    ------------------------         --------------------------
                                                                       2000             1999            2000           1999
                                                                    ----------    ----------         ----------    ------------
Revenues:
  Finance charges on installment contracts (Loans)                  $        -    $    9,949         $        -    $     24,868
  Revenues from matured insurance policies                                   -             -                  -         177,801
                                                                    ----------    ----------         ----------    ------------
     Gross revenues                                                          -         9,949                  -         202,669
  Cost of matured insurance policies                                         -             -                  -         (71,588)
                                                                    ----------    ----------         ----------    ------------
     Total net revenues                                             $        -    $    9,949         $        -    $    131,081
General and administrative expenses                                   (177,146)     (302,900)          (728,533)     (1,115,722)
Loss on termination agreement with former officer                            -             -           (117,500)              -
Loan loss recovery, net                                                      -        53,911                  -         189,676
                                                                    ----------    ----------         ----------    ------------
    Operating loss                                                  $ (177,146)   $ (239,040)        $ (846,033)   $   (794,965)
                                                                    ----------    ----------         ----------    ------------
Other income/(expense):
   Interest income on cash                                          $      665    $   12,058         $    5,523    $     79,387
   5-year debt, discount amortization                                   (3,703)       (8,070)           (19,450)        (24,208)
   Gain on adversary settlement                                              -             -                  -         451,040
   Gain on ITB Settlement                                               10,000             -             10,000               -
   Cancellation of Florida tax claim                                         -             -                  -         162,876
   Net miscellaneous other income (expense)                                 60           899                813          28,849
                                                                    ----------    ----------         ----------    ------------
    Total net other income (expense)                                $    7,022    $    4,887         $   (3,114)   $    697,944
                                                                    ----------    ----------         ----------    ------------
  Loss before reorganization costs                                  $ (170,124)   $ (234,153)        $ (849,147)   $    (97,021)
Reorganization costs incurred during Chapter 11 proceedings                  -       (45,999)                 -        (176,748)
                                                                    ----------    ----------         ----------    ------------
Net loss from continuing operations                                   (170,124)     (280,152)          (849,147)       (273,769)
   Income from discontinued operations                                  15,567             -             41,981               -
                                                                    ----------    ----------         ----------    ------------
Net loss                                                            $ (154,557)   $ (280,152)        $ (807,166)   $   (273,769)
                                                                    ==========    ==========         ==========    ============

Per Share:
----------
  Operating loss                                                    $    (0.16)   $    (0.23)        $    (0.77)   $      (0.76)
  Total net other income (expense)                                        0.01          0.01              (0.00)           0.67
                                                                    ----------    ----------         ----------    ------------
  Loss before reorganization costs                                  $    (0.15)   $    (0.22)        $    (0.77)   $      (0.09)
Reorganization costs incurred during Chapter 11 proceedings                  -         (0.04)                 -           (0.17)
                                                                    ----------    ----------         ----------    ------------
Net loss from continuing operations                                 $    (0.15)   $    (0.26)        $    (0.77)   $      (0.26)
   Income from discontinued operations                                    0.01             -               0.03               -
                                                                    ----------    ----------         ----------    ------------
Net loss                                                            $    (0.14)   $    (0.26)        $    (0.74)   $      (0.26)
                                                                    ==========    ==========         ==========    ============
Weighted average number of common and common
  equivalent shares issued and outstanding                           1,088,803             -          1,088,803               -
Weighted average number of common and common
  equivalent shares issuable                                             6,500     1,040,000              6,009       1,040,000
                                                                    ----------    ----------         ----------    ------------
Total weighted average  number of common and common
   equivalent shares issued and outstanding, and issuable            1,095,303     1,040,000          1,094,812       1,040,000
                                                                    ==========    ==========         ==========    ============

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
      Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                                  (unaudited)

                                  Preferred Stock            Common Stock
                                  ---------------     ------------------------      Additional
                                  # of         $           # of            $          Paid-in       Accumulated
                                 Shares     Amount        Shares        Amount        Capital         Deficit            Total
                                 ------    -------    -----------      -------      ---------      ------------     -----------
Balance at March 31, 2000           -      $   -        1,093,678      $ 2,187      $ 673,446      $   (489,647)    $   185,986
Purchase of 1,625 shares of
 issuable common stock              -          -            1,625            3          1,622                 -           1,625
 Net loss for nine months
  ended December 31, 2000           -          -                -            -              -          (807,166)       (807,166)
                                 ------    -------    -----------      -------      ---------      ------------     -----------
Balance at December 31, 2000        -      $   -        1,095,303      $ 2,190      $ 675,068      $ (1,296,813)     $ (619,555)
                                 ------    -------    -----------      -------      ---------      ------------     -----------



                See accompanying notes to consolidated financial statements.

                                   AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flow
                                            (unaudited)

                                                                                            Nine Month Period Ended
                                                                                                  December 31,
                                                                                 -----------------------------------------
                                                                                          2000                     1999
                                                                                 ----------------           --------------
Cash flow from operating activities:
 Net loss                                                                        $      (807,166)           $     (273,769)
 Adjustments to reconcile net loss to net cash flow from
    operating activities:
  Depreciation expense                                                                     7,979                    15,066
  Amortization of debt discount                                                           19,450                    24,208
  Gain on adversary settlement                                                                 -                  (451,040)
  Loss on termination agreement with former officer                                      117,500                         -
  Gain on relief of liability                                                                  -                   (27,950)
  Gain on sale of fixed assets                                                              (853)                        -
 Changes in assets and liabilities:
  (Increase) decrease in assets:
    Deposits                                                                             (10,000)                        -
    Other receivables                                                                     38,749                    44,340
    Prepaid expenses                                                                      21,061                   (14,967)
    Installment contracts receivable (Loans) and loss recovery                            33,109                    26,966
    Purchased insurance policies                                                            (203)                   71,587
    Other assets                                                                               -                  (119,281)
 Increase (decrease) in liabilities:
    Accounts payable - trade, and accrued liabilities                                     45,859                  (432,800)
    Other liabilities - contingent                                                       100,799                         -
                                                                                 ---------------            ---------------
    Cash used by operating activities                                            $      (433,716)           $   (1,137,640)
                                                                                 ---------------            ---------------
Cash flow from investing activities:
       Proceeds on receivable from former officer                                $        27,500            $            -
       Proceeds from sale of fixed assets                                                  1,594                         -
       Purchase of fixed assets                                                           (1,279)                        -
                                                                                 ---------------            ---------------
    Cash provided by investing activities                                        $        27,815            $            -
                                                                                 ---------------            ---------------
Cash flow from financing activities:
    Proceeds received from stock issuance                                        $        80,303            $            -
    Bank overdraft                                                                         7,399                         -
    Payments to debenture holders                                                              -                (2,794,000)
                                                                                 ---------------            ---------------
    Cash provided (used) by financing activities                                 $        87,702            $   (2,794,000)
                                                                                 ---------------            ---------------
Net decrease in cash                                                             $      (318,199)           $   (3,931,640)
Cash at beginning of period                                                              373,184                 4,937,937
                                                                                 ---------------            ---------------
Cash at end of period                                                            $        54,985            $    1,006,297
                                                                                 ---------------            ---------------

NON-CASH INVESTING AND FINANCING ACTIVITIES.

During the nine months ended December 31, 2000, the following non-cash investing activity occurred: The Company received furniture and fixtures with an estimated market value of $5,000, $27,500 in cash and recognized a $117,500 loss related to the cancellation of outstanding amounts due from a former officer as a result of the termination agreement with Nunzio P. DeSantis dated September 28, 2000. There were no non-cash financing activities for the nine months ended December 31, 2000. There were no non-cash investing or financing activities for the nine months ended December 31, 1999.

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

     The Company's audited consolidated balance sheet as of March 31, 2000, and the accompanying unaudited consolidated financial statements as of December 31, 2000 and 1999, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company adopted "fresh-start" reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value.

     With respect to the unaudited consolidated financial statements for the three and nine months ended December 31, 2000 and 1999, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

(2)  Going Concern.

     At December 31, 2000, the Company had net cash of $55,000, and a negative net equity (i.e., a deficit) of $620,000. This excluded the financial effect of a remaining lease obligation due pursuant to the Albuquerque office lease terms that totaled approximately $204,000 at December 31, 2000. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

     Due to the legal opinion of the Company's former reorganization counsel, the first scheduled annual $0.1 million Notes payable payment to former Debenture holders who became note holders was not made as originally scheduled, and as of the date of this filing, has not been made (see Note 3 below). These payments are due primarily to the current majority shareholder.

(3) Five-year Debt Obligation.

     As a result of the Debenture debt forgiveness, unsecured, non-interest-bearing debt obligations aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Reorganization Plan. For financial statement presentation, this debt has been discounted based on an imputed interest rate of 6%; thus, these obligations have been recorded at their discounted value of approximately $511,000 (plus approximately $51,000 in amortization of the discount to date at December 31, 2000).

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

(4) Office Lease.

     In February 1999, the Company assumed a lease from International Thoroughbred Breeders, Inc. ("ITB"), pursuant to a legal settlement involving the return of substantial funds to the Company. This lease covers the office space at 600 Central SW in Albuquerque, where the Company has had its offices since August 1997. The lease terminates on July 31, 2002, and as of December 31, 2000, the lease payments were $10,441 per month. Each August 1st, the lease payments may be adjusted according to any changes in the Consumer Price Index. Effective February 1, 2001, the Company has entered into a month-to-month sublease arrangement with its majority shareholder, Prinova Capital Group, Inc. ("Prinova"). This agreement provides for the Company to sub-lease part of the Company's excess office space to Prinova for $3,250 a month. At December 31, 2000, the remaining obligation under the lease totaled approximately $204,000.

(5) Contingent Rights -- El Rancho Property.

     According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property in Las Vegas, Nevada was sold by ITB on May 22, 2000. AutoLend had earlier received certain indirect contingent rights in the event this ITB property sold above a certain threshold amount, under certain conditions. The Company's rights thereunder, if any, may be up to $2.0 million. ITB's most-recent Form 10-K, filed on approximately October 13, 2000, stated that "... no payments are due ... as a result of the transaction." The Company is presently investigating

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)

its legal options, and what actions may be necessary in order to realize any potential benefit that may be due from this sale. Realization of any rights that may exist with regard to this transaction would likely be costly, and may be beyond the Company's means to attain.

(6) Employees.

     As of December 31, 2000, the Company and its subsidiaries had two employees.

(7) Available Loss Carryforwards.

     The Company has, in the past, accumulated unused operating loss carryforwards and capital loss carryforwards. Due to the uncertainty of the Company's ability to utilize these tax benefits, their financial benefits have not been recognized. The requirements to utilize such loss carryforwards are strict, and the possibilities for usage are extremely limited. Due to the October 12, 2000 transfer of approximately 58% of the Company's outstanding stock in a private sale between an existing shareholder and a new shareholder, Prinova, these tax benefits have been reduced, if not eliminated.

(8) Franchise Taxes.

     The Company recently learned that its Delaware charter was "voided" in March 1999 for failure to pay approximately $4,800 in past due Franchise Tax obligations related to 1997 and 1998. Additionally, no payments have been made by the Company for Franchise Tax obligations which would have been due for 1999 had the Company's charter not been voided. The Company's obligation for the year ended March 31, 2000 is not due until March 1, 2001. At December 31, 2000, the Company has reflected a Delaware Franchise Tax obligation of $85,000. This liability has been accrued based on the Company's intent to reinstate its corporate status in Delaware.

(9) Contingencies.

     On December 20, 2000, Jeffrey Ovington resigned his position as Executive Vice President and as an employee of the Company. Mr. Ovington voluntarily relinquished his claim to his contractual severance pay contingent on the future status of the Company.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

 The financial results described in this Form 10-Q are as of December 31,2000.

     On December 20, 2000, Jeffrey Ovington resigned his position as Executive Vice President and as an employee of the Company. Mr. Ovington voluntarily relinquished his claim to his contractual severance pay contingent on the future status of the Company.

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

Results of Operations: Nine-month periods ended December 31, 2000 and 1999

     The Company recorded a net loss of $807,000 for the nine-month period ended December 31, 2000. The loss was primarily due to operating losses and negligible revenue.

      Net revenues realized from viatical insurance policies (the "Policies") in the nine months ended December 31, 2000 were zero, as compared to $106,000 in the nine months ended December 31, 1999.

     As of April 1, 2000, the used car loan portion of the Company's business (the "Loans") has been classified as a discontinued operation. Since that date, Loan collections are no longer recorded as Loan revenues or Loan loss recoveries, and likewise, collection expenses are no longer recorded as part of general and administrative expenses; instead, the total net result of any remaining Loan activity is recorded as either a net income or loss from discontinued operations. Thus, there were no revenues from Loans recognized during the nine months ended December 31, 2000, compared to the $25,000 realized during the nine months ended December 31, 1999. Similarly, there was no Loan loss recovery recognized for the nine months ended December 31, 2000, compared to a recovery of $190,000 for the nine months ended December 31, 1999, related to previously charged-off Loans. (The recoveries were the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.) The net result of discontinued (Loan) operations for the nine months ended December 31, 2000, was a net income of $42,000.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

     General and administrative expenses were $729,000 during the nine months ended December 31, 2000, as compared to $1,116,000 during the nine months ended December 31, 1999. The decrease of approximately $387,000 was due primarily to decreases in salaries, legal and professional fees, and car Loan portfolio administration costs. Additionally, in the nine months ended December 31, 2000, there was a non-cash loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, of approximately $117,000, which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses; as compared to no such event during the nine months ended December 31, 1999.

     Operating losses for the nine months ended December 31, 2000, were approximately $846,000, compared to operating losses of approximately $795,000 for the nine months ended December 31, 1999. The $51,000 increase in operating losses for the nine months ended December 31, 2000 as compared to the nine months ended December 31, 1999 was due largely to absence during 2000 of any operating revenue sources and the recognition of the $117,000 loss associated with the former CEO's termination. General and administrative expenses during the nine months ended December 31, 2000 actually decreased by approximately $387,000 as compared to the nine months ended December 31, 1999.

     The impact of non-operating items for the nine months ended December 31, 2000 was a net $3,000 expense, compared to a net non-operating income of $698,000 for the nine months ended December 31, 1999. The $3,000 in non-operating expense for the present period was primarily due to $19,000 in amortization of the imputed discount on the five-year debt obligations outstanding, partially offset by $6,000 in interest income, and the $10,000 gain on the ITB settlement. The $698,000 non-operating income for the same period last year was primarily due to a $451,000 gain on the same adversary settlement with the former CEO, a "gain" of $163,000 after the cancellation of the Florida tax claim, interest income of $79,000 and a $28,000 gain on relief from liability, which was partially offset by amortization of the imputed discount on the five-year debt obligations outstanding of $24,000. The prior year gain of $451,000 on the adversary settlement included a $150,000 receivable, which receivable was largely written-off in the present year as part of a comprehensive termination agreement, wherein the Company received releases from certain future financial and other claims, including a claim made in August, 2000 by the Company's former CEO for reimbursement of $123,000 or more in legal expenses.

     In addition to the above, for the nine months ended December 31, 2000 and 1999, the Company incurred zero and $177,000, respectively, in the periods then ended, in reorganization costs related to the bankruptcy proceedings.

     The net effect of all of the foregoing was a net loss of $807,000, or $0.74 per share, for the nine months ended December 31, 2000. The net loss for the same period last year was $274,000, or $0.26 per share. The $807,000 loss in the current period was due primarily to an operating loss of $846,000, partially offset by income from discontinued operations of $42,000. The $274,000 net loss for the prior period was primarily due to an operating loss of $795,000 and

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  Management's discussion and Analysis of Financial Condition and Results of
                                  Operations


     reorganization costs of $177,000, partially offset by non-operating income of $698,000. Losses per share for the period ended December 31, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable, of 1,094,812 shares. Losses per share for the nine months ended December 31, 1999 were calculated based upon the weighted average number of common and common equivalent shares then issuable per the Plan of Reorganization, of 1,040,000.

Results of Operations: Three-month periods ended December 31, 2000 and 1999

          The Company recorded a net loss of $155,000 for the three-month period ended December 31, 2000. The loss was primarily due to operating losses and negligible revenue.

          Net revenues realized from viatical insurance policies (the "Policies") in the three months ended December 31, 2000 were zero, as compared to zero in the three months ended December 31, 1999.

          There were no revenues from Loans recognized during the three months ended December 31, 2000, compared to the $10,000 realized during the three months ended December 31, 1999. Similarly, there was no Loan loss recovery recognized for the three months ended December 31, 2000, compared to a recovery of $54,000 for the three months ended December 31, 1999 related to previously charged-off Loans. The net result of discontinued (Loan) operations for the three months ended December 31, 2000, was a net income of $16,000.

          General and administrative expenses were $177,000 during the three months ended December 31, 2000, as compared to $303,000 during the three months ended December 31, 1999. The decrease of approximately $126,000 was due primarily to decreases in salaries, legal and professional fees, and car Loan portfolio administration costs.

          Operating losses for the three months ended December 31, 2000, were approximately $177,000, compared to operating losses of approximately $239,000 for the three months ended December 31, 1999. The $62,000 decrease in operating losses was primarily due to a $126,000 decrease in general and administrative expense, which was partially offset by decreases of $10,000 in net revenue and $54,000 in loan loss recoveries.

          The impact of non-operating items for the three months ended December 31, 2000 was a net $7,000 income, compared to a net non-operating income of $5,000 for the three months ended December 31, 1999. The $7,000 net non-operating income for the present period was primarily due to $4,000 in amortization of the imputed discount on the five-year debt obligations outstanding, which was slightly offset by $1,000 in interest income, and the $10,000 gain on the ITB Settlement. The $5,000 non-operating income for the same period last year was primarily due to interest income of $12,000, partially offset by loan discount amortization of $8,000.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  Management's discussion and Analysis of Financial Condition and Results of
                                  Operations



          In addition to the above, for the three months ended December 31, 2000 and 1999, the Company incurred zero and $46,000, respectively, in the periods then ended, in reorganization costs related to the bankruptcy proceedings.

          The net effect of all of the foregoing was a net loss of $155,000, or $0.14 per share, for the three months ended December 31, 2000. The net loss for the same period last year was $280,000, or $0.26 per share. The $155,000 loss in the current period was due primarily to an operating loss of $177,000, partially offset by income from non-operating items of $7,000 and from discontinued operations of $16,000. Losses per share for the three months ended December 31, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable, of 1,095,303 shares. Losses per share for the period ended December 31, 1999 were calculated based upon the weighted average number of common and common equivalent shares then issuable per the Plan of Reorganization, of 1,040,000.

Liquidity and Capital Resources

          Cash flow from operations was a negative $434,000 for the nine months ended December 31, 2000, which was primarily due to current period net losses, which are essentially general and administrative expenses in the absence of any significant revenues. This compares to cash flow from operations of a negative $1,138,000 for the nine months ended December 31, 1999.

          The Company's immediate viability depends upon the near-term infusion of capital, and / or the infusion of a positive-cash-flow business. At December 31, 2000, the Company had net cash of $55,000, and had a negative net equity (i.e., a deficit) of $620,000, which deficit excludes the impact of remaining amounts due pursuant to the Albuquerque office lease obligation, which obligation totaled approximately $204,000 at December 31, 2000. As noted in the preceding discussion of the office lease, item 1, sub-part 4, the Company entered into a month-to-month sub-leasing arrangement for office space with its majority shareholder, Prinova. Under the terms of the sub-lease agreement, Prinova will pay the Company $3,250 a month. This sub-lease is effective February 1, 2001 and the monthly sub-lease payment will have a direct effect towards reducing future administrative expenses.

          Without the infusion of capital, and / or the infusion of a positive-cash-flow business, and / or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations.

          The Company's portfolio of used-car consumer installment Loans receivable at September 30, 2000, was approximately $2,000, and consisted of approximately 4,100 inactive (written-off) Loans, having a combined face value of approximately $15 million. This Loan portfolio provides a small and declining monthly stream of net cash receipts. The Company ceased purchasing these Loans in December 1995; the business was discontinued as of April 1, 2000. The Company's portfolio of unmatured viatical insurance Policies totaled 5 at December 31, 2000, having a combined face value of $366,000 and a net book value of $36,000.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
  Management's discussion and Analysis of Financial Condition and Results of
                                  Operations



     The Company generally ceased purchasing Policies in September 1994. Future revenues from the Policy portfolio will be irregular, if any. Some of these Policies may be sellable.

          During the nine months ended December 31, 2000 the Company realized $28,000 in cash from its investing activities. This cash largely represented the amounts collected due from a former officer. There was no cash provided or used by investing activities of the Company during the nine months ended December 31, 1999. For the nine months ended December 31, 2000, $88,000 in cash was provided by financing activities, resulting from proceeds received from the issuance of stock and a bank overdraft of $7,400. During the nine months ended December 31 1999, $2.8 million was used by financing activities for payments to qualified former debenture holders under the Plan of Reorganization.

          In total, the Company decreased its cash by $318,000 during the nine months ended December 31, 2000, to a total of $55,000. The decrease was largely due to net use of cash from operations during the current period. In comparison, there was a $3.9 million decrease in cash during the nine months ended December 31 1999, primarily due to the $2.8 million in payments to qualified former debenture holders under the Plan of Reorganization and a $1.1 million net use of cash from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          Not applicable.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                          Part II: Other Information

Item 1.  Legal Proceedings.

SEC Investigation. The Registrant has stated in numerous previous filings that
-----------------
the United States Securities and Exchange Commission (the "SEC") notified the Company on February 16, 1999 that it would initiate a proceeding and conduct an investigation into certain activities involved in the exchange offer originally made by the Company in September 1996. The Company cooperated fully with the investigation. On June 13, 2000, the Enforcement Division of the SEC told the Company that it intended to bring an action against the Company, and its then-chief executive officer, for alleged violations of the securities laws of the United States and would seek an injunction and fines.

     The Company under prior management and predecessor counsel entered into discussion with the Enforcement Division, and on July 14, 2000 responded to the issues raised by the SEC and asserted defenses against the Staff allegations. Despite this response, and following further discussion, which failed to resolve the matter, the SEC indicated that it would proceed with its recommendation to bring an injunctive action against the Company in federal district court.

     As previously reported in a Form 8-K filing of October 19, 2000, new management and the new Board of Directors inherited the SEC proceeding and confronted a state of affairs where talks with the SEC were stalled. The SEC told new management it intended to proceed with a federal action unless the Registrant chose to end the matter by tendering an Offer of Settlement.

     Following further discussion with the SEC, the Company on January 8, 2001 tendered an Offer of Settlement of AutoLend Group, Inc. (the "Offer"). This Offer acknowledges certain acts associated with the exchange offer that began in September 1996. If the Offer is accepted by the SEC, it would lead to a Cease and Desist Order (the "Order") requiring the Company to cease and desist from committing or causing any violation and any future violation of Sections 10(b), 13(a), 13(e), and 14(e) of the Securities Exchange Act of 1934 and the rules thereunder. The proposed Order assesses no monetary penalty against the Company. Further, if the Offer is accepted, the proposed Order terminates the possibility of an injunctive proceeding against the Company by the SEC. Registrant entered into discussion with the SEC and submitted the Offer solely for the purpose of settling the proceeding instigated against it by the SEC. The Offer is currently under review; the Company hopes the SEC will accept it and conclude the proceeding in a timely manner. The Offer explicitly states that none of the current officers or directors were involved with AutoLend at the time of the exchange offer in 1996 and 1997, which was the main subject of the SEC investigation, or subsequently until the time it assumed control.

AutoLend Group, Inc. vs. Vincent Villanueva. On July 14, 1998, as part of its
-------------------------------------------
then pending bankruptcy proceeding, the Company filed an adversary claim against Vincent Villanueva, a former director of the Company, to recover certain pre-petition consulting fees paid to him independent of his duties as a Director, for the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed, and on July 6, 1999, a Court order approving dismissal of the claim against Mr. Villanueva was entered. After the bankruptcy case was closed effective January 13,

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


2000, Mr. Villanueva's attorney filed a motion for payment by the Company to Mr. Villanueva of associated legal fees estimated at between $7,000 and $15,000.

     A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva. On August 14, 2000, the Court released a Memorandum Opinion and an Order denying the Villanueva claim. On August 23, 2000, a Motion to Reconsider the Order was filed by Mr. Villanueva, and on August 25, 2000, an Objection to this Motion to Reconsider was filed by the Company. On August 31, 2000, an additional Objection to the Motion was filed by the U.S. Trustee's Office. On October 30, 2000, a Request was filed by Mr. Villanueva's attorney, seeking a hearing on the matter. A final hearing on the motion to reconsider was held on February 5, 2001. The Court has not ruled on this motion to reconsider or on the objections thereto. Management believes, but cannot assure, that the Court's August 23, 2000 Order denying the claim will stand.

State of Delaware Charter. Registrant has only recently learned, and this by
-------------------------
correspondence from the taxing authorities of the State of Delaware, that the Company's charter from Delaware was "voided" in March 1999 for non-payment of the Delaware corporate franchise tax for the years 1997 and 1998. Additionally, the franchise tax obligation which would have been due for 1999 have also not been paid. The obligation related to the fiscal year ended March 31, 2000 is due to be paid by March 1, 2001. The Company has found no correspondence from prior management or from its then-registered agent in Delaware on this matter. The Company has promptly responded to this issue and entered into discussion with authorities in Delaware about the tax obligation. The Company expects to resolve this issue, and to restore the Company to good standing in the state of Delaware as promptly as the facts and circumstances permit.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
                None.

         (b) Reports on Form 8-K.
                Form 8-K filed October 19, 2000.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES


                                  SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the following duly authorized persons.

                                       AUTOLEND GROUP, INC.
                                       (Registrant)


SIGNATURE                    TITLE                        DATE.
---------                    -----                        ----

/s/ John D. Emery         Acting Chief Executive Officer,    February 16, 2000
---------------------
John D. Emery             Acting Chairman of the Board
                           (principal executive officer)