Form 10-K
period 2001-03-31
AUTOLEND GROUP INC
filed 2001-07-06
CIK 851697

        THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON JULY 3, 2001
             PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended March 31, 2001
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

                                (505) 768-1000
          ----------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares outstanding of the registrant's Common Stock was 1,092,053 at June 26, 2001.

The market value of the voting stock of the registrant held by nonaffiliates of the registrant on June 26, 2001 was not determinable.

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

                                                                                                         Page
                                                                                                         ----
Part I
         Item 1.   Business............................................................................    1
         Item 2.   Properties..........................................................................    5
         Item 3.   Legal Proceedings...................................................................    6
         Item 4.   Submission of Matters to a Vote of Securities Holders...............................    7
Part II
         Item 5.   Market for Registrant's Common Equity and Related
                   Stockholder Matters.................................................................    8
         Item 6.   Selected Financial Data.............................................................   10
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................................   13
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..........................   19
         Item 8.   Financial Statements and Supplementary Data.........................................   19
         Item 9.   Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure............................................................   19
Part III
         Item 10.  Directors and Executive Officers of the Registrant..................................   20
         Item 11.  Executive Compensation..............................................................   21
         Item 12.  Security Ownership of Certain Beneficial Owners and Management......................   22
         Item 13.  Certain Relationships and Related Transactions......................................   23
Part IV
         Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K..................   24
Signatures.............................................................................................   26

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

                                    Part I


ITEM 1.  BUSINESS.

General

AutoLend Group, Inc. (the "Company") is a holding company headquartered in Albuquerque, New Mexico. The Company is currently winding down two businesses. The Company primarily operates through its subsidiaries.

1. AutoLend Corporation maintains a residual portfolio of sub-prime consumer used-car loan contracts purchased from used-car dealers (also referred to as installment contracts receivable, or the "Loans"). AutoLend Corporation ceased purchasing these Loans in December 1995. This portfolio consists entirely of inactive loans that have been more than six months in arrears and have been written off. On April 1, 2000, AutoLend Corporation adopted a plan to sell the Loan portfolio and has treated this portfolio as a discontinued operation since that date. On April 4, 2001 the Loan portfolio was sold to an unrelated third party for $95,000.

2. American Life Resources Group, Inc., and LBNM, Inc. maintain portfolios of unmatured life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). This subsidiary generally ceased purchasing Policies in September 1994. The five remaining Policies had an aggregate face value of approximately $366,000 and a net book value of $52,000 on March 31, 2001.


Bankruptcy

The Company sought protection under Chapter 11 of the U.S. Bankruptcy Code on September 22, 1997. Between September 22, 1997 and January 13, 2000, the Company concentrated it's efforts on addressing the legal and financial problems that caused the Company to file for protection under Chapter 11.

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

On January 13, 2000, in connection with the resolution of the bankruptcy, unsecured creditors have received payments for 100 percent of their allowed claims. Likewise, qualified former Debenture holders have received, in aggregate, $2.9 million in cash payments, as well as stock in the reorganized Company, and $609,000 (undiscounted) uncollateralized, non-interest-bearing note obligations. These note obligations are payable in five equal annual installments of $121,800. However, the first and second annual payments of $121,800 scheduled for March 5, 2000 and March 5, 2001, respectively have not yet been made. (See Note 17 to the Company's Consolidated Financial Statements.)

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

[Note: The Company is not affiliated with the website www.autolend.com, nor is
                      ---                             ----------------
the Company affiliated with the Miami-based business, AutoLend IAP (which is owned by Auction Finance Group, Inc.)]


Attempted New Business in the Past - Gaming Industry (1999 - 2000)

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

The Gaming Control Board has been processing the Company's application for licensure as a distributor. In connection with this review, the Company received correspondence from them indicating that the process was significantly lengthened due to, and dependant upon the outcome of, the SEC investigation. (On February 16, 1999, we were notified by our former counsel that we were subject to an investigation by the SEC; see "Item 3. Legal Proceedings" below.)

Nonetheless, on or about June 15, 2000, the Company decided to terminate its attempt to become licensed by the Gaming Control Board. The Company has now been sued by the Gaming Control Board for $31,000 resulting from unpaid expenses associated with its failed attempts to enter the Gaming industry. The Company must now find some other business to enter, or else be acquired, merge, or possibly liquidate and close.


Going Concern

At March 31, 2001, the Company had cash and cash equivalents of $13,000, and a negative net equity of $576,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $380,000 at March 31, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through to fiscal year ending March 31, 2002. The Company is exploring various strategic options and financial opportunities including the purchase of certain operating assets of Prinova Capital Group, LLC (Prinova). Prinova is a New Mexico limited liability company. Prinova is a private, closely-held financial services company, headquartered in Albuquerque, New Mexico. Prinova has no past or present ties or affiliations to any recent or former shareholder, director, or officer of the Company.

Due to the legal opinion of the Company's former counsel, the first annual $122,000 notes payable payments due in March 2000, were not made as originally scheduled, and as of the date of this filing, have not been made. Additionally, the second annual $122,000 payments due in March 2001, have also not been made as of the date of the filing.

The Company temporarily has less than the required minimum of three Directors as stated in the Company's Bylaws.


Change in Control

Effective September 28, 2000, through an executed agreement between the Company and its former CEO, Nuzio P. DeSantis, Mr. DeSantis resigned as an employee and officer and in all other capacities, and is no longer affiliated with, or associates in any manner with, the Company. The agreement provided for, among other things, the settlement of all past, present, and future claims by Mr. DeSantis against the Company (including the claim with respect to the reimbursement for legal fees of $123,000 or more); the cancellation of the debt owed to the Company by Mr. DeSantis of $150,000; the transfer to the Company of certain items of furniture; and the payment to the Company by Mr. DeSantis of a certain sum of cash upon execution. Mr. DeSanits had previously resigned from the Company's Board of Directors effective May 1, 2000 and has held no shares in the Company since March 5, 1999. The agreement further provides that Mr. DeSantis henceforth shall not acquire, possess, or assert, directly or indirectly, any interest of any kind in the Company.

Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, changed hands in a private sale between two third parties. The buyer and new majority owner of the Company is Prinova.

Effective October 13, 2000, two new directors were appointed to the Company's Board. They are: Mr. John D. Emery, 53, of Albuquerque, NM; and Mr. Vincent J. Garcia, 48, also of Albuquerque.

Mr. Emery was also appointed acting Chairman, acting President, and Secretary of the Company. Mr. Emery has been a business consultant in private practice for the last ten years, and has previously held executive positions. Mr. Emery has also developed and sold his own businesses, holds an MBA from Harvard Graduate School of Business Administration, and has taught at the University of New Mexico graduate school of business administration. From 1994 until its sale to American Tower in 1998, Mr. Emery served on the Board of Directors of Specialty Teleconstructors, Inc. / OmniAmerica, Inc., a Nasdaq-listed company that had annual revenues of $65 million.

Mr. Garcia is the Managing Member and majority interest-holder in Prinova, and is Chairman and President of its affiliates, which includes Prinova Investments, Ltd. Mr. Garcia, together with Prinova Investments, Ltd. is the lead investor, developer, and majority interest-holder with respect to the $32 million Renaissance Development project downtown Albuquerque, New Mexico.

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


Contingent Rights - El Rancho Property

In connection with NPD, Inc.'s participation in the Delaware ITB Chancery Court litigation (which was settled effective November 6, 1998), and in connection with the Company's adversary proceeding against NPD, Inc. (the terms of which were finalized as part of the NM Bankruptcy Court ITB settlement approved in September 1998 and consummated in January 1999, and which was administratively closed by Court order on June 26, 2000), and furthermore in connection with the Company's adversary proceeding against Nunzio DeSantis (which was settled effective January 7, 2000), the Company received certain contingent rights. [See
Note 6 to the Company's Consolidated Financial Statements - Related Party Transactions.] The contingent rights which the Company received are with respect to possible proceeds receivable in the event that International Thoroughbred Breeders' real estate holding in Las Vegas, Nevada sold above a certain threshold amount, under certain conditions. The Company's rights thereunder may be up to $2.0 million. According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property sold on May 22, 2000. The Company is presently investigating its legal options necessary to realize any potential benefit which may be due from this sale as disclosed by the ITB Form 8-K filing.


Employees

As of June 26, 2001, the Company and its subsidiaries had two employees.

Available "Loss Carryforwards"

As a result of the change in control that transpired on October 13, 2000, the previously reported net operating losses available to offset future operating profits has been eliminated. The Company currently has unused operating loss carryforwards ("OLC's") and capital loss carryforwards ("CLC's") which expire at various times. Federal OLC's total $510,000 and expire between the years 2012 and 2021. State OLC's total $349,000, and expire between the years 2002 and 2006. CLC's total $1.3 million, with the majority expiring in the year 2002. At a combined federal and state corporate statutory tax rate of 38.8 percent, the present OLC's can, in a valid situation, result in the cancellation of a requirement to pay approximately $200,000 in federal and state income taxes, either immediately in one year or spread out until their expiration dates.

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

The Company, based on the weight of the available evidence, provides an offsetting valuation allowance against deferred tax assets to the extent it determines that it is more likely than not that some portion of the deferred tax asset will not be realizable.


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


ITEM 2. PROPERTIES.

During February 1999, the Company assumed the lease on its offices at 600 Central SW, Albuquerque, New Mexico pursuant to a legal settlement involving the return of funds to the Company (see Notes 6 and 17 of the Consolidated Financial Statements). In January 2001, the Company renegotiated its lease. The lease terminates on December 31, 2003, and the lease payments are $7,000 per month for the first year and increase to $12,900 per month for the second year. Each January 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. Additionally, as of February 1, 2001, the Company centered into a month-to-month sublease with Prinova for $3,250 per month.

Rent expense for operating leases was approximately $115,000 for the fiscal year-ended March 31, 2001, as compared to rent expense of $123,000 for the fiscal year ended March 31, 2000, $28,000 for the fiscal year ended March 31, 1999, $14,000 for the fiscal year ended March 31, 1998, and $179,000 for the fiscal year ended March 31, 1997.


ITEM 3.  LEGAL PROCEEDINGS.

SEC Investigation. The Registrant has stated in numerous previous filings that
-----------------
the United States Securities and Exchange Commission (the "SEC") notified the Company on February 16, 1999 that it would initiate a proceeding and conduct an investigation into certain activities involved in the exchange offer originally made by the Company in September 1996. The Company co-operated fully with the investigation. On June 13, 2000, the Enforcement Division of the SEC told the Company that it intended to bring an action against the Company, and its then-chief executive officer, for alleged violations of the securities laws of the United States and would seek an injunction and fines.

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

Following further discussion with the SEC, the Company on January 8, 2001 tendered an Offer of Settlement of AutoLend Group, Inc. (the "Offer"). This Offer acknowledges certain acts associated with the exchange offer that began in September 1996. On April 19, 2001, the SEC accepted the Company's Offer of Settlement, thereby bringing closure to the SEC investigation, and accordingly has issued a Cease and Desist Order (the "Order") requiring the Company to cease and desist from committing or causing any violation and any future violation of Sections 10(b), 13(a), 13(e), and 14(e) of the Securities Exchange Act of 1934 and the rules thereunder. The proposed Order assesses no monetary penalty against the Company.

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

A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva. On August 14, 2000, the Court released a Memorandum Opinion and an Order denying the Villanueva claim. On August 23, 2000, a Motion to Reconsider the Order was filed by Mr. Villanueva, and on August 25, 2000, an Objection to this Motion to Reconsider was filed by the Company. On August 31, 2000, an additional Objection to the Motion was filed by the U.S. Trustee's Office. On October 30, 2000, a

Request was filed by Mr. Villanueva's attorney, seeking a hearing on the matter. On April 26, 2001, the Bankruptcy Court ruled in the Company's favor regarding a claim for reimbursements of legal expenses associated with the bankruptcy by former director Vincent Villanueva.

New Mexico Gaming Lawsuit. On May 16, 2001, the Company was served a summons for
-------------------------
moneys owed to the New Mexico Gaming Control Board for reimbursement of $31,286 in expenses associated with the Company's failed attempt to enter the gaming industry ("New Mexico Gaming Lawsuit"). The Company is required to file an Answer to the Complaint or a responsive motion within thirty days after the summons was served, with the Clerk of the Second Judicial District, County of Bernalillo, State of New Mexico Court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On March 5, 1999, the Plan of Reorganization became effective and all of the Company's outstanding Common Stock, Preferred Stock, and Class A and B Warrants were cancelled. These cancelled equities were given certain substitute rights under the Plan, and as a result, the cancelled common stock had continued to trade for about a year. These old common shares (which originally had imprinted the Cusip number of 124767 104, which was changed after the Company's name change, to Cusip number 052786 100, and which bore the Company's prior name "CAPX Corporation," and which were blue) are no longer valid and no longer trade.

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

On April 18, 2000, the subscription under the Registration Statement concluded, and the new ownership of the Company was established. On or about April 20, 2000, the shares of new Common Stock were distributed, resulting in new total stock outstanding of 1,088,803 shares. The Company's stock is presently available for trade via the NQB Pink Sheets. The new ticker symbol is "ALEN," and the new shares have a new Cusip number, 052786 308. The new shares bear the legend "AutoLend Group, Inc.," and are green.

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

The following table states for the periods indicated the range of high and low bid prices for the old and new Common Stock and Class A Warrants as reported on the Electronic Bulletin Board. The prices reflect inter-dealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.

                                                   Common Stock         Class A Warrants (1)
                                                -------------------     --------------------
                                                 High          Low       High           Low
                                                ------       ------     ------        -------
Old Common Stock (cancelled March 5, 1999):
      Fiscal Year ended March 31, 2000: (5)
      --------------------------------
      Quarter ended June 30, 1999                 0.12     0.02          --(2)         --(2)
      Quarter ended September 30, 1999            0.44     0.02          --(2)         --(2)
      Quarter ended December 31, 1999             0.34     0.04          --(2)         --(2)
      Quarter ended March 31, 2000                0.12     0.03          --(2)         --(2)

New Common Stock (distributed April 20, 2000):
      Fiscal Year ended March 31, 2001:
      --------------------------------
      Quarter ended June 30, 2000 (4)              n/a      n/a          --(3)         --(3)
      Quarter ended September 30, 2000 (4)         n/a      n/a          --(3)         --(3)
      Quarter ended December 31, 2000             --(6)    --(6)         --(3)         --(3)
      Quarter ended March 31, 2001 (4)             n/a      n/a          --(3)         --(3)

(1) The Company had previously granted Warrants to individuals to purchase 25,000 Common Shares at $3.00 per share through March 11, 2001, and 20,000 Common Shares at $12.25 through September 18, 2001, however, the Plan of Reorganization included provisions for treatment of the Warrants, wherein all Warrants expired on March 4, 2000.

(2)   There were no reported trades of Warrants during these periods.

(3) After March 4, 2000, the Warrants ceased to have any legal or financial significance.

(4)   There have been no trades of the new stock during the quarter.

(5) The approximately 6 million old shares (i.e., AUTL) which traded between March 5, 1999 and March 18, 2000 did not represent the traditional equity claim on the Company during that period, but instead were effectively a rights certificate. The approximately 1.1 million new shares (i.e., ALEN) which are now the only shares outstanding (and which were distributed in April 2000) are again a traditional equity claim share.

(6) Price not determinable due to combined private purchase of new common stock and debt.

At March 4, 1999, there were 6,079,530 shares of (old) Common Stock outstanding and 80 holders of record. As of March 5, 1999, all outstanding shares of Common Stock were cancelled pursuant to the Plan of Reorganization. However, these old shares continued to trade, as they conferred (modified) rights as prescribed in the Plan of Reorganization, until sixty days after the Company's Plan of Reorganization became effective (which occurred on January 19, 2000). Thus, on March 19, 2000, these old (cancelled) shares no longer had any legal significance, and the Company had their trading terminated (which was scheduled and announced in advance). On April 18, 2000, the subscription under the Registration Statement concluded, and the new ownership of the Company was established. At June 26, 2001, there were 1,092,053 shares of (new) Common Stock outstanding and 9 holders of record (excluding shares held in street name); the Company estimates that there are a total of approximately 25 beneficial owners. In addition, there were 3,250 equivalent shares subscribed-for which were issuable; these shares represent the 25% payment received on 13,000 shares which were purchased under the subscription on the 25% per quarter payment method. At March 31, 2001 and March 31, 2000, the number of shares purchased pursuant to this subscription were accounted for as issuable equal to the equivalent of shares actually 100% paid for. As there are no requirements binding a subscriber to continue making future payments towards the subscription, an accrual for the unpaid amounts was not recorded at March 31, 2001 or March 31, 2000.

The Company has paid no dividends on its Common Stock. The Company presently intends to retain any earnings to finance the development of its future business.


ITEM 6.  SELECTED FINANCIAL DATA.

An order confirming the Company's Plan of Reorganization became effective on March 5, 1999, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7, the Company was required to adopt fresh-start accounting as of March 5, 1999.

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended March 31, 1999, is being compared to 2000 since the results of operations are comparable except for the extraordinary item in 1999, which resulted from the implementation of the Plan of Reorganization.

The following selected financial data of the Company for the fiscal years ended March 31, 2001, 2000, 1999, 1998 and 1997 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

                                                                                Fiscal Years Ended March 31:
                                                            ---------------------------------------------------------------------
                                                                          In Thousands (except earnings per share)

                                                               2001          2000          1999          1998           1997
                                                            -----------   ------------  -----------  -------------  -------------

Statement of Operations Data:
----------------------------
Finance charges on installment contracts                    $        -    $        10   $      117   $        588   $      1,671
Net revenue from matured insurance policies                          -              5          248              9            404
                                                            ----------    -----------   ----------   ------------   ------------
Total net revenues                                          $        -    $        15   $      365   $        597   $      2,075
                                                            ==========    ===========   ==========   ============   ============

Operating (loss), including loan loss provisions and
     recoveries                                             $     (834)   $    (1,190)  $     (998)  $     (1,469)  $     (7,402)
Net interest income/(expense)                                      (21)            56         (187)          (508)        (1,816)
Write-off of assets, and accrual of expenses
     related to the consumer loan and viatical businesses            -              -          (69)          (132)        (2,109)
Insurance policy write-down recapture                               16            106          536              -              -
Cancellation of Florida tax claim                                    -            178            -              -              -
Gain on ITB settlement                                              10              -            -              -              -
Tax offset to loss                                                   -              -            -              -             86
Miscellaneous other income/(expense), net                            8             45          (40)          (101)          (461)
                                                            ----------    -----------   ----------   ------------   ------------

Results of operations, including interest expense,
     before debenture conversion charge and
     discontinued operations                                      (821)          (805)        (758)        (2,210)       (11,702)
Non-cash debenture conversion charge                                 -              -            -         (6,261)             -
                                                            ----------    -----------   ----------   ------------   ------------

Net loss before reorganization costs, bankruptcy court
     settlements, discontinued operations, and
     extraordinary items                                          (821)          (805)        (758)        (8,471)       (11,702)
Bankruptcy reorganization expenses                                   -           (190)        (492)          (212)             -
Gain on adversary claim and (loss) on
     settlement ITB / NPD                                            -            451       (1,368)             -              -
                                                            ----------    -----------   ----------   ------------   ------------
Net loss before discontinued operations, and
     extraordinary items                                          (821)          (544)      (2,618)        (8,683)       (11,702)
Discontinued operations:
    Income (loss) from operations of
        discontinued subsidiary                                     57              -            -              -           (153)
    Gain on sale of subsidiary                                       -              -            -              -            320
Extraordinary items:
    Gain as result of reorganization                                 -            178        5,342              -              -
    Net gain on early extinguishment of debt                         -              -            -          3,172              -
                                                            ----------    -----------   ----------   ------------   ------------

Net income/(loss)                                           $     (764)   $      (366)  $    2,724   $     (5,511)  $    (11,535)
                                                            ==========    ===========   ==========   ============   ============


                                                                             Fiscal Years Ended March 31:
                                                         -----------------------------------------------------------------------
                                                             2001          2000           1999          1998           1997
                                                         ------------- -------------  ------------- -------------  -------------

Per Share Data:
---------------
Loss per share before reorganization costs, bankruptcy
     court settlements, discontinued operations, and
     extraordinary items                                   $    (0.75)    $   (0.77)       *          $   (1.40)     $   (2.53)

Bankruptcy reorganization expenses                                  -         (0.18)       *              (0.04)             -
Gain on adversary claim, (loss) on settlement ITB / NPD             -          0.43        *                  -              -
Discontinued operations                                          0.05             -        *                  -           0.04
Extraordinary items:
     Net gain as a result of reorganization                         -          0.17        *                  -              -
     Gain on early extinguishment of debt                           -             -        *               0.53              -
                                                         ------------  ------------   ------------  -----------    -------------
Net income/(loss)                                          $    (0.70)    $   (0.35)       *          $   (0.91)     $   (2.49)
                                                         ============  ============   ============  ===========    =============

Weighted average number of common and common
     equivalent shares outstanding                          1,089,345        45,367        *          6,039,391      4,634,530

Weighted average number of common and common
     equivalent shares issuable and outstanding             1,093,950     1,042,237        *                  -              -


                                                                                       As of March 31:
                                                         -----------------------------------------------------------------------
                                                             2001          2000           1999          1998           1997
                                                         ------------- -------------  ------------- -------------  -------------
Balance Sheet Data:
-------------------
    Total Assets                                           $      112     $     772        $ 5,197    $   7,640      $  16,276
    Total Liabilities                                             688           586          4,629       11,078         28,128
    Total Stockholders' Equity                                   (576)          186            568       (3,438)       (11,852)

* The per share data for 1999 above has not been presented due to the cancellation of all common stock and common stock equivalents as of March 5, 1999. No uncancelled stock was outstanding at March 31, 1999.

The following quarterly selected financial data of the Company for the fiscal years ended March 31, 2001 and 2000, has been derived from the Company's unaudited consolidated financial statements.

Quarterly Financial Data - Unaudited

                            Quarter      Quarter        Quarter     Quarter      Quarter      Quarter       Quarter       Quarter
                             ended        ended          ended       ended        ended        ended         ended         ended
                            March 31,   December 31, September 30,  June 30,    March 31,    December 31,  September 30,  June 30,
                              2001         2000          2000         2000        2000           1999         1999         1999
                          ------------- ------------ ------------- ----------- ------------- ----------- -------------- -----------
Gross revenues               $        -   $        -    $       -   $        -  $ (155,497)    $ 9,949      $ 100,382      $ 92,338

Total net revenues                    -            -            -            -    (116,534)      9,949         60,774        60,358

Operating income/(loss)          12,378     (177,146)    (295,151)    (373,736)   (395,357)   (239,040)      (238,434)     (317,491)

Income/(loss) before
   reorganization costs,
   bankruptcy court
   settlements, discontinued
   operations and
   extraordinary items           28,661     (170,124)    (301,253)    (377,770)   (708,628)   (234,153)       386,021      (248,889)

Net income/(loss) before
   discontinued operations
   and extraordinary items       28,661     (170,124)    (301,253)    (377,770)   (270,681)   (280,152)       344,279      (337,896)

Income from discontinued
   operations                    14,911       15,567       21,351        5,065           -           -              -             -

Net income/(loss) before
    extraordinary items          43,572     (154,557)    (279,902)    (372,705)   (270,681)   (280,152)       344,279      (337,896)

Gain as a result of
    reorganization debentures         -            -            -            -     178,454           -              -             -

Net income/(loss)                43,572     (154,557)    (279,902)    (372,705)    (92,227)   (280,152)       344,279      (337,896)


Earnings Per Share Data:
-----------------------

Net income/(loss) before
    extraordinary items            0.04        (0.14)       (0.25)       (0.34)      (0.26)      (0.26)          0.33         (0.32)

Net income/(loss)                  0.04        (0.14)       (0.25)       (0.34)      (0.09)      (0.26)          0.33         (0.32)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


General

The Company has been winding down its two businesses, one of which is classified as a discontinued operation (see below). For approximately three years, the Company's activities have concentrated on resolving its (now-concluded) bankruptcy proceedings and attempting to develop a gaming business and obtain licensure as a distributor in connection with that business. The gaming business attempt was terminated in June 2000. Additionally, the Company has worked to complete its Registration Statement

(as required by the Plan of Reorganization), which was made effective by the SEC in January 2000. The Company has also continued to collect amounts due from the residual Loan portfolio and the residual Policy portfolio.

At March 31, 2001, the Company had cash and cash equivalents of $13,000, and a negative net equity of $576,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $380,000 at March 31, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2002. The Company is exploring various strategic options and financial opportunities including the purchase of certain operating assets of Prinova Capital Group, LLC. Prinova is an Albuquerque financial service company.


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

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999). (See Note 1 to the Company's Consolidated Financial Statements.) However, for purposes of management's discussion and analysis of results of operations, the year ended March 31, 1999, is being compared to 2000 since the results of operations are comparable except for the extraordinary item in 1999 which resulted from the implementation of the Plan of Reorganization.

Fiscal year ended March 31, 2001, compared to fiscal year ended March 31,2000

The Company recorded a net loss of approximately $0.8 million for the year ended March 31, 2001. Contributing to the net loss were general and administrative expenses of $0.7 million and a $0.1 million loss on the termination agreement with Nunzio P. DeSantis, the Company's former Chief Executive Officer.

Net revenues realized from viatical insurance Policies in the year ended March 31, 2001, was zero, as compared to $5,000 in net viatical revenues in the year ended March 31, 2000. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of five Policies will be irregular, depending primarily upon the timing of mortality of the insured. Net viatical revenues from the Policies are determined by subtracting the Policy cost from the relevant face value after a Policy "matures" (becomes payable by the insurance company).

As of April 1, 2000, the used car loan portion of the Company's business (the "Loans") has been classified as a discontinued operation. Since that date, Loan collections are no longer recorded as Loan revenues or Loan loss recoveries, and likewise, collection expenses are no longer recorded as part of general and administrative expenses; instead, the total net result of any remaining Loan activity are recorded as either a net income or loss from discontinued operations. Thus, there were no revenues from

Loans recognized during the fiscal year ended March 31, 2001, compared to the $10,000 realized during the fiscal year ended March 31, 2000. Similarly, there was no Loan loss recovery recognized for the fiscal year ended March 31, 2001, compared to a recovery of $274,000 for the fiscal year ended March 31, 2000 related to previously charged-off Loans. (The recoveries were the result of collections on old Loans, which had, in the past, been more than six months in arrears and had therefore been written off, in accordance with the Company's long-standing procedures.) The net result of discontinued (Loan) operations for the fiscal year ended March 31, 2001, was a net income of $57,000. On April 4, 2001, the Company sold the loan portfolio for $95,000 to an unrelated third party.

General and administrative expenses were $0.7 million during the year ended March 31, 2001, which represented a reduction of $0.8 million, compared to the $1.5 million expended during the year ended March 31, 2000. This decrease resulted from a combination of offsetting factors, a $0.4 million reduction in salary expense and related payroll expenses approximately $0.3 million reduction in general administrative expenses (insurance, supplies, licenses, taxes, rent and supplies), and a $0.1 million reduction in legal and accounting fees. The $0.7 million expended during the year-ended March 31, 2001 consisted primarily of $.03 million in salaries, payroll taxes, and benefits, $0.2 million in legal and accounting fees and $0.1 million in rent.

Operating losses for the year ended March 31, 2001, were $0.8 million, compared to operating losses of $1.2 million for the year ended March 31, 2000. In total, the $0.4 million decrease in operating losses were primarily due to a reduction in general and administrative expenses (as noted above), offset by the absence of any operating revenue sources for the fiscal year ended March 31, 2001, and a loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, of approximately $117,000, which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses.

The impact of non-operating income, court settlements and extraordinary items for the year ended March 31, 2001, was a net $13,000, compared to $1.0 million for the year ended March 31, 2000. This results in a net decrease in non-operating income of approximately $1.0 million, which difference is due to a confluence of one-time events, as follows. The $13,000 non-operating income for the current period was primarily due to the recapture of $16,000 related to a purchased viatical insurance policy written off in the prior year, $6,000 in rental income related to subleasing the Company's office space, $5,000 of interest income, and a $10,000 gain related to the receipt of rights to a security deposit related to the ITB settlement, offset by the amortization of the discount on the notes payable of $26,000. The $1.0 million non-operating income for the prior period was primarily due to the $451,000 gain as a result of the settlement with Nunzio DeSantis, a cancellation of a $178,000 Florida tax claim, a $178,000 gain on a Debenture settlement, a viatical policy write-down recapture of $106,000, and interest income of $87,000.

In addition to the above, for the year ended March 31, 2001, the Company incurred no reorganization costs related to the bankruptcy proceedings, compared to $190,000 in the prior year.

The net effect of the foregoing was a net loss of $0.8 million for the year ended March 31, 2001. The net loss for the same period last year was $0.4 million. The $0.8 million loss in the present period is due to a $0.1 million loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, and general and administrative expenses of $0.7 million. The $0.4 million loss in the prior period was due primarily to an operating loss of $1.2 million and reorganization costs of $0.2 million, partially offset by non-operating income of $1.0 million. The net decrease in income of $0.4 million, as compared to the prior fiscal year, was attributable primarily to one-time events occurring in the current year as previously noted, and a reduction in general and administrative expenses. The net decrease in income was also due to one-time events occurring in the prior year including the $0.5 million gain on settlement of adversary agreement and the cancellation of a $0.2 million tax claim which was partially offset that year by a $0.2 million spent on reorganization costs.

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

Net revenues realized from viatical insurance Policies in the year ended March 31, 2000, were approximately $5,000, as compared to $248,000 in net viatical revenues in the year ended March 31, 1999. The revenues for fiscal year ended 2000 were the result of the maturity of one Policy, for gross proceeds of $38,000, against a cost of $33,000. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of five Policies will be irregular, depending primarily upon the timing of mortality of the insured. Net viatical revenues from the Policies are determined by subtracting the Policy cost from the relevant face value after a Policy "matures" (becomes payable by the insurance company).

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

The net effect of the foregoing was a net loss of $0.4 million for the year ended March 31, 2000. The net income for the same period last year was $2.7 million. The $0.4 million loss in the current period was due primarily to an operating loss of $1.2 million and reorganization costs of $0.2 million, partially offset by non-operating income of $1.0 million. The net income for the prior year of approximately $2.7 million was primarily due to non-operating income of $4.2 million, partially offset by an operating loss of $1.0 million and reorganization costs of $0.5 million. The net decrease in income of $3.1 million, as compared to the prior fiscal year, was attributable primarily to the prior year $5.3 million gain on debt forgiveness effected by the bankruptcy, which was partially offset that year by a $1.4 million loss on the NPD/ITB settlement. Additionally, fiscal year ended March 31, 2000 had $0.6 million higher in other net non-operating income and $0.3 million lower in reorganization costs, which were partially offset by a $0.1 million higher operating loss.


Liquidity and Capital Resources

The Company's immediate viability as a going concern depends upon the successful installation of a new line of business and the attainment of profitability. On September 22, 1997, the Company filed for voluntary bankruptcy reorganization. On March 5, 1999, the Company's Plan of Reorganization became effective, and on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the bankruptcy. Cash flow from operations was a negative $0.5 million for the fiscal year ended March 31, 2001, a negative $1.5 million for the fiscal year ended March 31, 2000, and a negative $0.7 million for the fiscal year ended March 31, 1999. At March 31, 2001, the Company had cash and cash equivalents of $13,000, and a negative net equity of $576,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $380,000 at March 31, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2002. The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations.

The Company's portfolio of car Loans at March 31, 2001, had a net book value of zero, and consisted of inactive (written-off) Loans. The Company ceased purchasing these Loans in December 1995. On April 1, 2000 the Company adopted a plan to sell the loan portfolio and has treated this portfolio as a discontinued operation since that date. On April 4, 2001 the Loan portfolio was sold to an unrelated third party for $95,000. The Company's portfolio of unmatured viatical insurance Policies totaled five at March 31, 2001, having a combined face value of $366,000 and a net book value of $52,000. The Company generally ceased purchasing Policies in September 1994.

For the fiscal year ended March 31, 2001, cash used by investing activities was $28,000, which was primarily the result of the receipt of funds related to the termination agreement of Nunzio P. Desantis the Company's former CEO. There was a de minimus amount of cash used by investing activities for the fiscal year ended March 31, 2000. For the fiscal year ended March 31, 1999, cash used by investing activities was $4.9 million, which was primarily the result of the return of the $2.0 million escrow deposit account in connection with the NPD transaction for the ITB Shares, the $2.3 million partial repayment of the loan to NPD, and the early redemption of IAP securities of $0.6 million.

Cash provided by financing activities for the fiscal year ended March 31, 2001 was $0.1 million, which was primarily due to the proceeds received in conjunction with the stock issuance. Cash used in financing activities for the fiscal year ended March 31, 2000 was $3.0 million, which was primarily due to payments to qualified former Debenture holders, per the Plan of Reorganization.

In summary, the Company decreased its cash and cash equivalents by $0.4 million during the fiscal year ended March 31, 2001, to a total of $13,000. The decrease was largely due to the net use of cash for operating activities and other business expenses. During the fiscal year, the Company's net equity decreased, from a positive $0.2 million at March 31, 2000, to a negative $0.6 million at March 31, 2001, a decrease of approximately $0.8 million.

The Company's primary source of capital has been sales of equity and debt securities, including its initial equity offering in July 1990, which resulted in net proceeds of approximately $7.6 million, and a September 1991 sale of Debentures which resulted in net proceeds of $51.4 million. As a result of Debenture prepayments without penalty and the Debenture exchange offer, the outstanding principal balance of the Debentures was $7.2 million, (plus accrued interest), at March 4, 1999, prior to the effective date of the Plan of Reorganization. On March 5, 1999, all outstanding Debenture debt (and accrued interest) was canceled in conjunction with the Plan of Reorganization. The Company's Registration Statement became effective on January 19, 2000, under which the Company sold shares and thereby received a small amount of additional equity capital (and distributed other shares to certain former Debenture holders without the receipt of additional capital).

During the fiscal year ended March 31, 2001, the Company suffered recurring losses from operations that has raised substantial doubt about its ability to continue as a going concern. As a result of the Company's economic condition and the legal opinion of the Company's former counsel, the first $0.1 million notes payable payments were not made as originally scheduled, and as of the date of this filing, have not been made. Additionally, the second $0.1 million notes payable payments were also not made as originally scheduled, and as of the date of this filing, have not been made.


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

                                 Year First
                                   Elected
        Name           Age        Director                  Position
        ----           ---        --------                  --------
    John D. Emery       53           2000         Acting President, Chairman of
                                                  the Board and Directors

  Vincent J. Garcia     48           2000         Director

Effective October 13, 2000, two new directors were appointed to the Company's Board. They are: Mr. John D. Emery of Albuquerque, New Mexico; and Mr. Vincent
J. Garcia, also of Albuquerque, New Mexico

John D. Emery was appointed as acting Chairman of the Board of AutoLend Group, Inc. and appointed to serve as Acting President and Corporate Secretary on October 13, 2000. Mr. Emery received his MBA from the Harvard Business School (1971 - 1973), taught many years at the Anderson School of Management, University of New Mexico, and serves on the Albuquerque Public Schools Board of Education. He has experience as a company owner, consultant and valuation expert. He assisted in taking Specialty Teleconstruction, Inc. public in 1994 and served on its Board of Directors until the company was ultimately sold to American Towers in 1999. He also served as Chairman of the Audit and Compensation Committee of Specialty Teleconstruction, Inc.

Vincent J. Garcia is the Managing Member and majority interest-holder in Prinova Capital Group, LLC, and is Chairman and President of its affiliates, which includes Prinova Investments, Ltd. Mr. Garcia, together with Prinova Investments, Ltd. is the lead investor, developer, and majority interest-holder with respect to the $32 million Renaissance Development project downtown Albuquerque, New Mexico.

Philip J. Vitale, M.D., had been a director of the Company from February 1992 through his resignation in October 2000. Dr. Vitale offered his resignation as director of the Company for personal reasons. He served as Corporate Secretary from April 2000 through October 2000. Dr. Vitale has been a doctor of medicine, specializing in urology, at the Lovelace Medical Center, Albuquerque, New Mexico ("Lovelace"), since 1978. Dr. Vitale served on the Board of Directors of Lovelace from 1985 until 1989, and on other governing boards and in other governing capacities for Lovelace at various times from 1980 until 1989.

On December 20, 2000, Jeffrey Ovington resigned his position as Executive Vice President and as an employee of the Company. Mr. Ovington had been Executive Vice President of the Company since September 1996. From May 1993 to July 1995, he served in various capacities, including Executive Vice President, with Diagnostek, Inc., a leading pharmacy benefit manager with annual revenues in excess of $400 million, which was acquired by Value Health, Inc. For 14 years prior thereto, he served in various capacities with General Electric Company, Martin Marietta Corp. (now Lockheed-Martin), and ITT.

The Company temporarily has less than the required minimum of three Directors as stated in the Company's Bylaws.


ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides information concerning the compensation paid for fiscal years ended March 31, 2001, 2000 and 1999 to persons who served as Chairman of the Board, President, Chief Executive Officer, Executive Vice President, and Treasurer during fiscal year 2001. John Emery was the only executive officer of the Company who served at the end of fiscal year 2001.

--------------------------------------------------------------------------------
                          SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

 Name and Principal Position           Annual Compensation                           Long Term Compensation             All other
                                                                                                                         Compen-
                                                                                                                      sation ($) (1)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Awards                     Payout
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Other
                                                                        Annual    Restricted  Securities
                                                                        Compen-     Stock     Underlying
                                                                        sation      Award(s)    Options/    LTIP
                             Year   Salary ($)          Bonus ($)       ($) (1)       ($)       SARs (#)  Payout($)
------------------------------------------------------------------------------------------------------------------------------------
John D. Emery
 Acting President, Acting    2001   $   10,708          $       -       $     -   $        -           -  $       -   $            -
 Chairman of the Board,             $    2,000/mo.
 Corporate Secretary
------------------------------------------------------------------------------------------------------------------------------------

Nunzio P. DeSantis           2001   $   45,673          $       -       $     -   $        -           -  $       -   $            -
 Former President,
 and former                  2000      237,500                  -             -            -           -          -                -
 Chief Executive Officer     1999       18,269     (2)          -             -            -           -          -                -
------------------------------------------------------------------------------------------------------------------------------------

Jeffrey Ovington             2001   $   86,776          $       -       $     -   $        -           -  $       -   $            -
 Former Executive Vice       2000      122,200     (3)          -             -            -           -          -                -
 President, and former
 Treasurer                   1999      156,478     (3)    100,000  (3)        -            -           -          -                -
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

(3) Of the fiscal year 1999, compensation listed for Mr. Ovington only $95,661 was actually paid during that fiscal year; the remainder was accrued as a contingent liability at March 31, 1999, and was then paid in the following fiscal year.

Compensation of Directors

The Directors do not receive any compensation for their services.


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

In accordance with the Plan of Reorganization, the former Debenture holders were issued, in aggregate, 1.02 million shares of new Common Stock, out of a total of
1.09 million shares issued. Five former Debenture holders received stock in this distribution. The largest such holder was believed to have held approximately 63 percent of the total outstanding shares, and the second largest holder had approximately 24 percent of the shares. These former Debenture holders held a majority ownership in the Company, and gained this position with the distribution of the new shares in April 2000. The majority owner was notified as to his new majority position immediately after the end of the final subscription period, in April 2000.

Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, traded in a private sale between two third parties. The buyer and new majority owner is Prinova Capital Group, LLC, a New Mexico limited liability company ("Prinova"). Prinova is a private, closely-held company, headquartered in New Mexico. Prinova has no past or present ties or affiliations to any recent or former shareholder, director, or officer of the Company.

The following table states certain information concerning stock ownership of all persons known by the Company to beneficially own five percent or more of the Company's outstanding Common Stock, as well as holdings of each current director, and all current directors and executive officers of the Company as a group, as of June 26, 2001, when the Company had outstanding 1,095,303 issued and issuable shares of Common Stock (excluding treasury shares, and including 3,250 undistributed shares).

                                           Amount and
       Name and address                    nature of
       of beneficial owner,                beneficial         Percent of
       or identity of group                ownership          class owned
       --------------------                ---------          -----------
       Prinova Capital Group, LLC          634,028            57.88%
       2400 Louisiana Blvd. NE
       Albuquerque, NM

       Vorarlberger Volksbank Reg. Gen.               262,500                        24.0%
       Bahnhofstrasse12
       6900 Bregenz
       Austria

       Entities associated with
       Smith Management, LLC                           53,472                         4.9%
       885 Third Ave., 34/th/ Floor
       New York, NY 10022

       All current directors and executive
       officers as a group                                  -                           0%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the fiscal year ended March 31, 2001, there was a non-cash loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, of approximately $117,000, which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with the cancellation of DeSantis' claim for reimbursement of legal expenses.

The only existing related parties as of March 31, 2001, are Vincent Garcia and Patsy Garcia (husband and wife) who collectively own 100% of Prinova Capital Group, LLC. Vincent Garcia sits on the Company's Board of Directors at no expense to the Company. Patsy Garcia serves as the Company's financial analyst and receives $15 per hour for her services. To defray lease expenses, the Company subleases office space to Prinova on a month-to-month basis for $3,350 per month. The Company has entered into various agreements with Prinova Investments, a subsidiary of Prinova Capital Group, LLC, subsequent to year end to purchase an interest in certain contracts Prinova has with third parties. These are short-term investments where Prinova has agreed to repurchase the interest by a certain date in the near future.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

The following financial statements have been filed with and are included in this report:

     (a)  (1)  Financial Statements

                  Independent Auditors' Report

                  Consolidated Balance Sheets - March 31, 2001 and 2000

                  Consolidated Statements of Operations - Year ended March 31,
                    2001; Year ended March 31, 2000; Twenty-six days ended March 31, 1999; and Eleven-months-and-five days ended March 5, 1999.

                  Consolidated Statements of Stockholders' Equity / (Deficit) -
                    Year ended March 31, 2001; Year ended March 31, 2000; Twenty-six days ended March 31, 1999; and Eleven-months-and-five days ended March 5, 1999.

                  Consolidated Statements of Cash Flows - Year ended March 31,
                    2001; Year ended March 31, 2000; Twenty-six days ended March 31, 1999; and Eleven-months-and-five days ended March 5, 1999.

                  Notes to Consolidated Financial Statements

     (a)  (2)  Financial Statement Schedule

                  Schedule II - Valuation and Qualifying Accounts- March 31, 2001, 2000 and 1999.

                  All other schedules have been omitted because they are inapplicable or the information is provided in the financial statements (including the notes thereto) included in this annual report.

     (b)       Reports on Form 8-K
                  Form 8-K filed September 6, 2000**
                  Form 8-K filed October 19, 2000**

3.1 Certificate of Incorporation of CAPX Corporation (prior name of AutoLend Group, Inc.), dated October 29, 1991*

3.2 Certificate of Amendment to the Certificate of Incorporation of CAPX Corporation, changing name to AutoLend Group, Inc., dated February 6, 1995*

3.3    By-Laws of CAPX Corporation (prior name of AutoLend Group, Inc.)*

10.1 Lease Agreement for Registrant's Offices at 600 Central SW, Third Floor, Albuquerque, New Mexico*

10.2 Assignment to, and Assumption by, Registrant of Lease Agreement for Offices at 600 Central SW, Third Floor, Albuquerque, New Mexico*

10.3 Compensatory Letter dated March 30, 1999 from the Registrant to Jeffrey Ovington*

21     Subsidiaries of the Registrant*


* Filed as a corresponding exhibit to Registrant's Annual Report on Form 10-K for the year ended March 31, 1999.

** Filed as a separate 8-K filing on date indicated.

                                  SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                             AUTOLEND GROUP, INC.

     Date:                                   By: /s/ John D. Emery
                                                ----------------------
                                                John. D. Emery
                                                Acting President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                         TITLE                DATE
     ---------                         -----                ----

     /s/ John D. Emery                 Acting President     June 28, 2001
     ---------------------------
     John D. Emery

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS



Annual Financial Statements:
                                                                                                                 Page
                                                                                                                 ----
         Independent Auditors' Report...........................................................................  F-2

         Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000....................................  F-3

         Consolidated Statements of Operations for the Years ended March 31,
                2001 and March 31, 2000; Twenty-six days ended March 31,
                1999; and Eleven-months-and-five days ended March 5, 1999.......................................  F-4

         Consolidated Statements of Stockholders' Equity/(Deficit) for the Years
                ended March 31, 2001 and March 31, 2000; Twenty-six days ended
                March 31, 1999; and Eleven-months-and-five days ended March 5, 1999.............................  F-6

         Consolidated Statements of Cash Flows for the Years ended March 31,
                2001 and March 31, 2000; Twenty-six days ended March 31, 1999;
                and Eleven-months-and-five days ended March 5, 1999.............................................  F-7

         Notes to Consolidated Financial Statements............................................................. F-10

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts at March 31, 2001, 2000 and 1999.......................  S-1

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
     AutoLend Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AutoLend Group, Inc. (a Delaware corporation) and subsidiaries (the "Company"), as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the years ended March 31, 2001 and March 31, 2000, and for the twenty-six days ended March 31, 1999, and the eleven months and five days ended March 5, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended March 31, 2001 and March 31, 2000, and for the twenty-six days ended March 31, 1999, and the eleven months and five days ended March 5, 1999, in conformity with generally accepted accounting principles in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related 2001, 2000, and 1999 financial statement schedule on page S-1 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

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

/s/ Meyners + Company, LLC
Meyners + Company, LLC
Albuquerque, New Mexico
May 31, 2001

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                            March 31, 2001 and 2000

                                                                              Registrant            Registrant
                                                                                 2001                 2000
                                                                          ------------------    -----------------
Assets:
        Cash                                                              $           12,912    $         373,184
        Receivable from officer                                                            -              150,000
        Stock issuance proceeds receivable                                                 -               78,678
        Installment contracts (Loans)/recoveries receivable                                -               35,390
        Other receivables                                                                  -               40,955
        Prepaid expenses                                                                 151               21,456
        Prepaid franchise tax                                                          4,788                    -
                                                                          ------------------    -----------------

             Total current assets                                                     17,851              699,663

        Deposits                                                                      10,000                    -
        Purchased insurance Policies, net                                             52,037               35,678
        Fixed assets, net                                                             31,815               36,840
                                                                          ------------------    -----------------

Total assets                                                              $          111,703    $         772,181
                                                                          ==================    =================
Liabilities:
        Accounts payable - other                                                      17,364               12,073
        Accrued contingent payroll                                                    33,225                    -
        Accrued contingent liabilities                                                68,930               31,888
        Current portion of notes payable to stockholders                             287,949              186,168
        Accrued interest - Note payable to stockholders                               57,432               31,501
                                                                          ------------------    -----------------

             Total current liabilities                                               464,900              261,630

        Long-term portion of notes payable to stockholders                           222,784              324,565
                                                                          ------------------    -----------------

Total liabilities                                                                    687,684              586,195

Stockholders' Equity/(Deficit)
        Common stock, $.002 par value. Authorized
             40,000,000 shares;
             issued and outstanding 1,092,053 shares at
             March 31, 2001; 1,088,803 shares at
             March 31, 2000                                                            2,184                2,177

             issuable 3,250 shares at March 31, 2001, and
             4,875 shares at March 31, 2000                                                6                   10
        Additional paid-in capital                                                   675,068              673,446
        Accumulated deficit                                                       (1,253,239)            (489,647)
                                                                          ------------------    -----------------


             Total stockholders' equity/(deficit)                         $         (575,981)   $         185,986
                                                                          ------------------    -----------------

   Total liabilities and stockholders' equity/(deficit)                   $          111,703    $         772,181
                                                                          ==================    =================



         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations

                                                                                          Registrant
                                                                            --------------------------------------
                                                                               Year ended           Year ended
                                                                                March 31,           March 31,
                                                                                  2001                 2000
                                                                            -----------------   ------------------
Revenues:
        Revenues from matured insurance policies                            $               -   $           37,500
                                                                            -----------------   ------------------
             Gross revenues                                                                 -               37,500
        Cost of matured insurance policies                                                  -              (32,625)
                                                                            -----------------   ------------------
             Total net revenues                                             $               -   $            4,875

General and administrative expenses                                                  (716,155)          (1,372,402)
(Loss) on termination agreement                                                      (117,500)                   -
                                                                            -----------------   ------------------
        Operating loss                                                      $        (833,655)  $       (1,367,527)
                                                                            -----------------   ------------------
Other income/(expense):
        Interest income:
               Interest income on cash and cash equivalents                             4,862               75,858
               Interest on escrow                                                           -                    -
               NPD, Inc., note receivable interest income accrued                           -                    -
        Other income/(expense)                                                          2,129               45,268
        Rental income                                                                   6,500                    -
        Realized (loss) on sale of securities                                               -                    -
        Interest expense:
               Notes payable discount amortization                                    (25,931)             (31,501)
               Debentures                                                                   -                    -
               NPD, Inc., note payable                                                      -                    -
               Other                                                                      (40)                   -
        Cancellation of Florida tax claim                                                   -              177,876
        Recapture - purchased insurance policies                                       15,649              106,213
        Lease termination expense                                                           -                    -
        Gain on ITB Settlement                                                         10,000                    -
        Write-off fixed assets                                                              -                    -
                                                                            -----------------   ------------------
             Total net other income/(expense)                               $          13,169   $          373,714
                                                                            -----------------   ------------------
        Loss before reorganization costs, bankruptcy court
             settlements, discontinued operations and
             extraordinary items                                                     (820,486)            (993,813)
        Reorganization costs incurred after Chapter 11 proceedings                          -             (189,841)
        Gain on Adversary claim and (loss) on settlement ITB / NPD                          -              451,040
                                                                            -----------------   ------------------
        Loss before discontinued operations, and extraordinary items                 (820,486)            (732,614)

Discontinued operations:
       Income from discontinued operations, net                                        56,894              188,164

Extraordinary items:
        Gain as result of reorganization-debentures                                         -              178,454
                                                                            -----------------   ------------------
        Net income/(loss)                                                   $        (763,592)  $         (365,996)
                                                                            =================   ==================

                                                                                              |      Predecessor
                                                                            ----------------- | ------------------
                                                                             Twenty-six days  |     11 months &
                                                                                  ended       |    5 days ended
                                                                             March 31, 1999   |   March 5, 1999
                                                                            ----------------- | ------------------
                                                                                              |
Revenues:                                                                                     |
        Revenues from matured insurance policies                            $               - | $          940,228
                                                                            ----------------- | ------------------
             Gross revenues                                                                 - |            940,228
        Cost of matured insurance policies                                                  - |           (692,400)
                                                                            ----------------- | ------------------
             Total net revenues                                             $               - | $          247,828
                                                                                              |
General and administrative expenses                                                   (66,579)|         (1,532,486)
(Loss) on termination agreement                                                             - |                  -
                                                                            ----------------- | ------------------
        Operating loss                                                      $         (66,579)| $       (1,284,658)
                                                                            ----------------- | ------------------
Other income/(expense):                                                                       |
        Interest income:                                                                      |
               Interest income on cash and cash equivalents                            17,810 |             88,134
               Interest on escrow                                                           - |             84,712
               NPD, Inc., note receivable interest income accrued                           - |            278,235
        Other income/(expense)                                                         37,200 |            (51,766)
        Rental income                                                                       - |                  -
        Realized (loss) on sale of securities                                               - |            (25,440)
        Interest expense:                                                                     |
               Notes payable discount amortization                                          - |                  -
               Debentures                                                                   - |           (638,710)
               NPD, Inc., note payable                                                      - |            (38,958)
               Other                                                                        - |                  -
        Cancellation of Florida tax claim                                                   - |                  -
        Recapture - purchased insurance policies                                            - |            536,390
        Lease termination expense                                                           - |            (64,725)
        Gain on ITB Settlement                                                              - |                  -
        Write-off fixed assets                                                              - |             (4,570)
                                                                            ----------------- | ------------------
             Total net other income/(expense)                               $          55,010 | $          163,302
                                                                            ----------------- | ------------------
        Loss before reorganization costs, bankruptcy court                                    |
             settlements, discontinued operations and                                         |
             extraordinary items                                                      (11,569)|         (1,121,356)
        Reorganization costs incurred after Chapter 11 proceedings                   (150,738)|           (340,829)
        Gain on Adversary claim and (loss) on settlement ITB / NPD                          - |         (1,368,117)
                                                                            ----------------- | ------------------
        Loss before discontinued operations, and extraordinary items                 (162,307)|         (2,830,302)
                                                                                              |
Discontinued operations:                                                                      |
       Income from discontinued operations, net                                        38,656 |            336,243
                                                                                              |
Extraordinary items:                                                                          |
        Gain as result of reorganization-debentures                                         - |          5,342,026
                                                                            ----------------- | ------------------
        Net income/(loss)                                                   $        (123,651)| $        2,847,967
                                                                            ================= | ==================

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations - continued

                                                                                Registrant                       |    Predecessor
                                                        ---------------------------------------------------------| -----------------
                                                          Year ended         Year ended         Twenty-six days  |     11 months &
                                                           March 31,          March 31,             ended        |    5 days ended
                                                             2001               2000            March 31, 1999   |   March 5, 1999
                                                        ---------------   -----------------   ------------------ | ----------------
                                                                                                                 |
Loss per share before discontinued operations and                                                                |
        extraordinary items                                      ($0.75)             ($0.70)              ($0.16)|           ($0.47)
                                                                                                                 |
Discontinued operations:                                                                                         |
        Income from discontinued operations                        0.05                0.18                 0.04 |             0.06
                                                                                                                 |
Extraordinary items:                                                                                             |
        Gain as a result of reorganization-debentures                 -                0.17                    - |             0.88
                                                        ---------------   -----------------   ------------------ | ----------------
                                                                                                                 |
Net income / (loss) per share                                    ($0.70)             ($0.35)              ($0.12)|            $0.47
                                                        ===============   =================   ================== | ================
                                                                                                                 |
                                                                                                                 |
                                                                                                                 |
                                                                                                                 |
Weighted average number of common and common                                                                     |
        equivalent shares issued and outstanding              1,089,345              45,367                    - |        6,079,530
                                                                                                                 |
                                                                                                                 |
Weighted average number of common and                                                                            |
         common equivalent shares issuable                        4,605             996,870            1,040,000 |                -
                                                        ---------------   -----------------   ------------------ | ----------------
                                                                                                                 |
Total weighted average number of common and                                                                      |
       common equivalent shares issued and                                                                       |
       outstanding, and issuable                              1,093,950           1,042,237            1,040,000 |        6,079,530
                                                        ===============   =================   ================== | ================

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity/(Deficit)

                                                   Preferred Stock         Common Stock                       Accumulated
                                                  ------------------  -----------------------
                                                                                               Additional        Other
                                                   # of        $         # of          $         Paid-in      Comprehensive
                                                  Shares    Amount      Shares      Amount       Capital         Income
                                                  --------  --------  -----------  ---------- --------------  -------------
Balance at March 31, 1998                          57,800    $  116    6,079,530    $ 12,158   $ 20,459,946    $  (590,000)

Comprehensive income:
   Net income eleven months and five
   days ended March 5, 1999                             -         -            -           -              -              -
   Other comprehensive income;
      Unrealized loss on marketable securities
      net of reclassification adjustment                -         -            -           -              -        590,000
                                                  --------  --------  -----------  ---------- --------------  -------------
Total Comprehensive income                              -         -            -           -              -        590,000

Retirement of old common and
   preferred stock according
   to the Plan of Reorganization                  (57,800)     (116)  (6,079,530)    (12,158)   (20,459,946)             -
Application of fresh-start                              -         -            -           -              -              -
Issuable new common stock
   according to the Plan of Reorganization              -         -    1,040,000       2,080        690,033              -
                                                  --------  --------  -----------  ---------- --------------  -------------

Balance at March 5, 1999                                -    $    -    1,040,000    $  2,080   $    690,033    $         -

Comprehensive income:
   Net loss for the twenty-six
      days ended March 31, 1999                         -         -            -           -              -              -
                                                  --------  --------  -----------  ---------- --------------  -------------

Balance at March 31, 1999                               -    $    -    1,040,000    $  2,080   $    690,033    $         -

Issuable common stock not issued                        -         -      (25,000)        (50)       (16,587)             -
Issuance of 78,678 shares of new
    common stock at $1.00 per share,
    net of costs                                        -         -       78,678         157              -              -
Comprehensive income:
   Net loss for fiscal year ended March 31, 2000        -         -            -           -              -              -
                                                  --------  --------  -----------  ---------- --------------  -------------

Balance at March 31, 2000                               -    $    -    1,093,678    $  2,187   $    673,446    $         -

Issuance of 1,625 shares of new
    common stock at $1.00 per share                     -         -        1,625           3          1,622              -
Comprehensive income:
   Net loss for fiscal year ended March 31, 2001        -         -            -           -              -              -
                                                  --------  --------  -----------  ---------- --------------  -------------

Balance at March 31, 2001                               -    $    -    1,095,303    $  2,190   $    675,068    $         -
                                                  ========  ========  ===========  ========== ==============  =============

                                                    Accumulated
                                                  Equity/(Deficit)     Total
                                                  --------------  ---------------
Balance at March 31, 1998                         $ (23,320,187)  $   (3,437,967)

Comprehensive income:
   Net income eleven months and five
   days ended March 5, 1999                           2,847,967        2,847,967
   Other comprehensive income;
      Unrealized loss on marketable securities
      net of reclassification adjustment                      -          590,000
                                                  --------------  ---------------
Total Comprehensive income                            2,847,967        3,437,967

Retirement of old common and
   preferred stock according
   to the Plan of Reorganization                              -      (20,472,220)
Application of fresh-start                           20,472,220       20,472,220
Issuable new common stock
   according to the Plan of Reorganization                    -          692,113
                                                  --------------  ---------------

Balance at March 5, 1999                          $           -   $      692,113

Comprehensive income:
   Net loss for the twenty-six
      days ended March 31, 1999                        (123,651)        (123,651)
                                                  --------------  ---------------

Balance at March 31, 1999                         $    (123,651)  $      568,462

Issuable common stock not issued                              -          (16,637)
Issuance of 78,678 shares of new
    common stock at $1.00 per share,
    net of costs                                              -              157
Comprehensive income:
   Net loss for fiscal year ended March 31, 2000       (365,996)        (365,996)
                                                  --------------  ---------------

Balance at March 31, 2000                         $    (489,647)  $      185,986

Issuance of 1,625 shares of new
    common stock at $1.00 per share                           -            1,625
Comprehensive income:
   Net loss for fiscal year ended March 31, 2001       (763,592)        (763,592)
                                                  --------------  ---------------

Balance at March 31, 2001                         $  (1,253,239)  $     (575,981)
                                                  ==============  ===============

         See accompanying notes to consolidated financial statements.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                                        Registrant
                                                               ----------------------------------------------------------
                                                                  Year ended          Year ended        Twenty-six days
                                                                   March 31,           March 31,             ended
                                                                     2001                2000           March 31, 1999
                                                               ------------------  ------------------  ------------------
Cash flow from operating activities:
     Net income/(loss)                                          $       (763,592)  $        (365,996)  $        (123,651)
     Adjustments to reconcile net income / (loss) to net cash
          flow from operating activities:
          Depreciation expense                                            10,562              19,454               1,603
          (Gain) on adversary claim, loss on ITB / NPD settlement              -            (451,040)                  -
          (Gain) as a result of reorganization-debentures                      -            (178,454)                  -
          (Gain) on cancellation of Florida tax claim                          -            (177,876)                  -
          Loan loss recovery, net                                              -            (273,954)            (24,000)
         Loss on termination agreement with former officer               117,500                   -                   -
          Amortization of note discount                                   25,931              31,501                   -
          S-1 Registration costs currently expensed                            -              78,141                   -
          (Gain) on relief of liability                                        -             (27,950)                  -
          Loss on disposal of assets                                           -                   -                   -
          Write-down / (recapture) - purchased insurance policies              -            (106,213)                  -
          Realized loss on sale of IAP, Inc. securities                        -                   -                   -
          (Gain) on sale of assets                                        (1,051)                  -                   -
     Changes in assets and liabilities:
          Prepaid expenses                                                21,305              (4,787)                  -
          Prepaid franchise tax                                           (4,788)                  -                   -
          Accounts receivable-matured insurance policies                       -                   -                (203)
          Installment contracts/recoveries receivable (car loans)         35,390             292,359              29,376
          Other receivables                                               40,955               3,786                   -
          Deposits                                                       (10,000)                  -                   -
          Interest receivable on note receivable - NPD, Inc.                   -                   -                   -
          Purchased insurance policies                                   (16,359)            197,185                   -
          Other assets                                                         -                   -             (38,430)
          Accounts payable and accrued liabilities                        75,558            (549,192)         (1,567,500)
          Accrued interest expense                                             -                   -                   -
                                                               ------------------  ------------------  ------------------
              Cash provided (used) by operating activities     $        (468,589)  $      (1,513,036)  $      (1,722,805)
                                                               ------------------  ------------------  ------------------

Cash flow from investing activities:
     IAP, Inc. securities                                      $               -   $               -   $               -
     Proceeds from former officer                                         27,500                   -                   -
     Proceeds from escrow                                                      -                   -                   -
     Proceeds from ITB/NPD settlement                                          -                   -                   -
     Proceeds from sale of fixed assets                                    1,793                   -                   -
     Purchase of fixed assets                                             (1,279)             (1,053)                  -
                                                               ------------------  ------------------  ------------------
              Cash provided (used) by investing activities     $          28,014   $          (1,053)  $               -
                                                               ------------------  ------------------  ------------------

Cash flow from financing activities:
     Payments to Debenture holders                             $               -   $      (2,894,000)  $               -
     S-1 Registration costs                                                    -            (156,664)                  -
     Proceeds received from stock issuance                                80,303                   -                   -
                                                               ------------------  ------------------  ------------------
              Cash provided (used) by financing activities     $          80,303   $      (3,050,664)  $               -
                                                               ------------------  ------------------  ------------------

Net increase (decrease) in cash and cash equivalents           $        (360,272)  $      (4,564,753)  $      (1,722,805)
Cash at beginning of period                                              373,184           4,937,937           6,660,742
                                                               ------------------  ------------------  ------------------
Cash at end of period                                          $          12,912   $         373,184   $       4,937,937
                                                               ==================  ==================  ==================

                                                                     |      Predecessor
                                                                     |  ------------------
                                                                     |      11 months &
                                                                     |     5 days ended
                                                                     |     March 5, 1999
                                                                     |  ------------------
Cash flow from operating activities:                                 |
     Net income/(loss)                                               |  $       2,847,967
     Adjustments to reconcile net income / (loss) to net cash        |
          flow from operating activities:                            |
          Depreciation expense                                       |             18,449
          (Gain) on adversary claim, loss on ITB / NPD settlement    |          1,368,117
          (Gain) as a result of reorganization-debentures            |         (5,342,026)
          (Gain) on cancellation of Florida tax claim                |                  -
          Loan loss recovery, net                                    |           (375,000)
         Loss on termination agreement with former officer           |                  -
          Amortization of note discount                              |                  -
          S-1 Registration costs currently expensed                  |                  -
          (Gain) on relief of liability                              |                  -
          Loss on disposal of assets                                 |              4,570
          Write-down / (recapture) - purchased insurance policies    |           (536,390)
          Realized loss on sale of IAP, Inc. securities              |             25,440
          (Gain) on sale of assets                                   |                  -
     Changes in assets and liabilities:                              |
          Prepaid expenses                                           |            150,712
          Prepaid franchise tax                                      |                  -
          Accounts receivable-matured insurance policies             |            739,136
          Installment contracts/recoveries receivable (car loans)    |            612,038
          Other receivables                                          |                  -
          Deposits                                                   |                  -
          Interest receivable on note receivable - NPD, Inc.         |           (216,175)
          Purchased insurance policies                               |                  -
          Other assets                                               |             39,700
          Accounts payable and accrued liabilities                   |            964,740
          Accrued interest expense                                   |            677,668
                                                                     |  ------------------
              Cash provided (used) by operating activities           |  $         978,946
                                                                     |  ------------------
                                                                     |
Cash flow from investing activities:                                 |
     IAP, Inc. securities                                            |          $ 614,560
     Proceeds from former officer                                    |                  -
     Proceeds from escrow                                            |          2,000,000
     Proceeds from ITB/NPD settlement                                |          2,300,000
     Proceeds from sale of fixed assets                              |                  -
     Purchase of fixed assets                                        |             (2,500)
                                                                     |  ------------------
              Cash provided (used) by investing activities           |  $       4,912,060
                                                                     |  ------------------
                                                                     |
Cash flow from financing activities:                                 |
     Payments to Debenture holders                                   |  $               -
     S-1 Registration costs                                          |                  -
     Proceeds received from stock issuance                           |                  -
                                                                     |  ------------------
              Cash provided (used) by financing activities           |  $               -
                                                                     |  ------------------
                                                                     |
Net increase (decrease) in cash and cash equivalents                 |  $       5,891,006
Cash at beginning of period                                          |            769,736
                                                                     |  ------------------
Cash at end of period                                                |  $       6,660,742
                                                                     |  ==================

         See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the year ended March 31, 2001, the following non-cash investing and financing activities occurred:

      The Company received furniture and fixtures with an estimated market value of $5,000, $27,500 in cash and recognized a $117,500 loss related to the cancellation of outstanding amounts due from a former officer as a result of the termination agreement with Nunzio P. DeSantis dated September 28, 2000. There were no non-cash financing activities for the year ended March 31, 2001.

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

      The Company's former counsel determined that certain debenture claims as reported at March 31, 1999 were unable to be substantiated by the respective claimants. As a result of the Company's relief from this obligation, the Company's accounts payable to debenture holders was reduced by $149,250, the notes payable to debenture holders was reduced by $12,567, and a corresponding extraordinary gain of $178,454 was recognized. Additionally, Common Stock and paid-in capital were reduced by $50 and $16,587, respectively.

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


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

There were no cash payments of interest made during the years ended March 31, 2001, 2000 or 1999.

On March 9, 1999, the Company paid $1,525,000 as a result of the Living Benefits litigation settlement, as approved by the Bankruptcy Court. This payment was included in the change in accounts payable and accrued liabilities for the twenty-six days ended March 31, 1999.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                         March 31, 2001, 2000 and 1999


The accompanying consolidated financial statements include the accounts of AutoLend Group, Inc. and its wholly owned subsidiaries, Autolend Corporation, American Life Resources Group, Inc., and LB NM, Inc. (collectively, the "Company").

AutoLend Group, Inc. maintains a residual portfolio of sub-prime, consumer used-car loans (also referred to as installment contract receivables, or the "Loans") through its wholly owned subsidiary, AutoLend Corporation. AutoLend Group, Inc. ceased purchasing these Loans in December 1995. On April 1, 2000, the Company adopted a plan to sell this portfolio and has accounted for the loan portfolio as a discontinued operation since this date. On April 4, 2001 the loan portfolio was sold to an unrelated third party for $95,000 (see Note 18). LB NM, Inc. and American Life Resources Group, Inc., maintain a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). Policies were no longer purchased after September 1994.

For over three years, the Company's activities have been concentrated on resolving the recently-concluded bankruptcy, which among other things, included the filing of a Registration Statement, which was made effective by the SEC on January 19, 2000. During the fiscal year ended 2001, the Company terminated its efforts to develop and obtain licensure as a distributor for a new gaming business as outlined in its Plan of Reorganization. The Company has continued to collect amounts due from the residual Loan portfolio as well as the residual Policy portfolio.


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

     The Company's audited consolidated financial statements as of March 31, 2001, and the accompanying audited consolidated financial statements as of March 31, 2000 and 1999, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

While it was in Chapter 11, the Company (the "Predecessor") adopted fresh-start reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value. Since fresh-start reporting has been reflected in the accompanying consolidated financial statements as of March 31, 1999, and are those of a reorganized entity, certain material aspects of these financial statements are not comparable to such statements of any prior period. A "black line" has been drawn between the Registrant's financial statements and those of the Predecessor.

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

The effect of the Plan on the Company's balance sheet as of March 5, 1999 was as follows:


               REORGANIZED AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      Proforma Consolidated Balance Sheet
                                 March 5, 1999


                                                                            Reorganization              Fresh       Reorganized
                                                           Preconfirmation    Adjustments               Start         Company
                                                           ---------------  -------------          -------------   ------------
Assets:
  Cash and cash equivalents                                $    2,213,971   $   4,446,771  (a)     $           -   $  6,660,742
  Prepaid expenses                                                 16,669               -                      -         16,669
  Installment contracts receivable (Loans)                         59,171               -                      -         59,171
  ITB Option, net                                                 425,000        (425,000) (a)                 -              -
  Escrow deposit                                                2,000,000      (2,000,000) (a)                 -              -
  Interest on escrow deposit                                      146,771        (146,771) (a)                 -              -
  Note receivable - NPD, Inc.                                   3,035,292      (3,035,292) (a)                 -              -
  Interest receivable on note receivable - NPD, Inc.              497,450        (497,450) (a)                 -              -
  Purchased insurance policies, net                               126,447               -                      -        126,447
  Fixed assets, net                                                19,092               -                      -         19,092
  Other receivables                                                 6,311               -                      -          6,311
                                                           --------------   -------------          -------------   ------------
    Total assets                                           $    8,546,174   $  (1,657,742)         $           -   $  6,888,432
                                                           ==============   =============          =============   ============

Liabilities:
  Liabilities subject to compromise:
    Accounts payable                                       $       97,079   $           -          $           -   $     97,079
    Accrued liabilities                                           162,876        (162,876) (d)                 -              -
    Accrued interest expensed on debentures (pre-petition)      1,372,819      (1,372,819) (b)                 -              -
    Convertible subordinated debentures at face value           7,225,000      (7,225,000) (b)                 -              -
    Allowance for estimated legal fees and settlement costs     1,525,000               -                      -      1,525,000
                                                           --------------   -------------          -------------   ------------
  Total liabilities subject to compromise                      10,382,774      (8,760,695)                     -      1,622,079
                                                           --------------   -------------          -------------   ------------

  Liabilities not subject to compromise:
    Accounts payable                                              159,685               -                      -        159,685
    Accounts payable - debenture holders                                -       3,043,250  (b)                 -      3,043,250
    Contingent liabilities - reorganization                       205,304               -                      -        205,304
    Accrued liabilities                                           479,825         162,876  (d)                 -        642,701
    Accrued interest  expense on debentures (post-petition)     1,002,870      (1,002,870) (b)                 -              -
    Note to debenture holders                                           -         523,300  (b)                 -        523,300
    NPD, Inc. note                                                425,000        (425,000) (a)                 -              -
    Accrued interest - NPD, Inc.                                   64,625         (64,625) (a)                 -              -
                                                           --------------   -------------          -------------   ------------
  Total liabilities not subject to compromise                   2,337,309       2,236,931                      -      4,574,240
                                                           --------------   -------------          -------------   ------------
    Total liabilities                                      $   12,720,083   $  (6,523,764)         $           -   $  6,196,319
                                                           ==============   =============          =============   ============

Stockholders' Equity/(Deficit):
  Preferred stock, $.002 par value. Authorized 5,000,000
    shares; 57,800 issued and outstanding                  $          116   $           -          $        (116)  $          -
  Common stock, $.002 par value. Authorized 40,000,000
    shares; 6,079,530 issued                                       12,158               -                (12,158)             -
  Common stock $.002 par value. Authorized 40,000,000
    shares; 1,040,000 issuable                                          -           2,080  (b)                 -          2,080
  Additional paid-in capital                                   20,459,946         690,033  (b)       (20,459,946)       690,033
  Unrealized holding loss                                        (200,000)        200,000  (a)                 -              -
  Accumulated deficit                                         (24,446,129)      3,973,909  (a)(b)     20,472,220              -
                                                           --------------   -------------          -------------   ------------
    Total stockholders' equity/(deficit)                   $   (4,173,909)  $   4,866,022          $           -   $    692,113
                                                           --------------   -------------          -------------   ------------
  Total liabilities and stockholders' equity/(deficit)     $    8,546,174   $  (1,657,742)         $           -   $  6,888,432
                                                           ==============   =============          =============   ============

     (b)  Basis of Accounting and Consolidation Policy

     The Company's consolidated financial statements have been prepared on the accrual basis of accounting. Intercompany transactions and balances have been eliminated in consolidation.

     (c)  Revenue Recognition

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

     Allowance for Credit Losses - Installment Contract Receivables: Due to fresh-start accounting, there is no allowance for credit losses at March 31, 1999. As of March 31, 2000, management believes that the value of the receivables as presented is fully collectable, and has, accordingly, not provided for an allowance against the amounts. Prior to March 5, 1999 (the date of the adoption of fresh start accounting), an allowance for credit losses was maintained at a level, which, in management's judgment, was adequate to absorb credit losses inherent in the Loan portfolio. The amount of the allowance was based on management's evaluation of the collectibility of the Loan portfolio, including the nature of the portfolio and specific impaired Loans. Allowances for impaired Loans were generally determined based on aging, collateral values, or present value of estimated cash flows. The allowance for credit losses was established through provisions charged to income and was based on management's evaluation of potential losses after considering such factors as current delinquency data, changes in the Loan portfolio, and other pertinent factors. Charge-offs were recorded against the allowance when management believed that the collectibility of the principal was unlikely.

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

     Allowance for Credit Losses - Purchased Insurance Policies: Due to fresh-start accounting, there is no allowance for credit losses at March 31, 1999. As of March 31, 2001 and 2000, management believes that the value reflected for the outstanding Policies is fully collectable, and has, accordingly, not provided for an allowance against these amounts. Prior to March 5, 1999 (the date of the adoption of fresh start accounting), an allowance was established through provisions charged to income and was based on management's evaluation of potential losses after consideration of present value of the face value of the Policy less the present value of any future obligations relating to the Policy. Charge-offs were recorded against the allowance when management believed that the collectibility of the Policy was unlikely.

     (d)  Income Taxes

     The Company calculates income taxes using the asset and liability method prescribed by Financial Accounting Standards Board Statement No. 109 - Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company, based on the weight of the available evidence, provides an offsetting valuation allowance against deferred tax assets to the extent it determines that it is more likely than not that some portion of the deferred tax assets will not be realizable.

     (e)  Fair Value of Financial Instruments

     The Company's financial instruments include cash, purchased Policies, accounts payable, accrued liabilities, and notes payable. The fair values of these financial instruments have been determined using available market information and interest rates as of March 31, 2001. All of the Company's financial instruments are held for non-trading purposes.

     (f)  Earnings per Share

     Primary earnings per share amounts are computed based on: the weighted average number of shares issuable and outstanding for the fiscal year ended March 31, 2001, which were 1,093,950; on the weighted average number of shares issuable and outstanding March 31, 2000, which were 1,042,237; on the weighted average number of shares issuable for the twenty-six days ended March 31, 1999, which were 1,040,000; and on the weighted average number of shares outstanding for the eleven months and five days ended March 5, 1999, which were 6,079,530. There were no Options or Warrants outstanding at March 31, 2001, 2000 or 1999. Fully diluted earnings per share amounts computed based on the weighted average number of shares issuable, subscribed for, and outstanding for 2001, 2000, and 1999 are not presented because they do not differ significantly from primary earnings per share, and they would be anti-dilutive.

     (g)  Use of Estimates

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

     (h)  Reclassifications

     Certain amounts have been reclassified for 1999 and 2000, in order to conform with classifications for 2001.

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

Over two years after the filing of the voluntary reorganization petition, on January 13, 2000, the Bankruptcy Court entered its final decree, thereby closing the Company's Chapter 11 case. In connection with the resolution of the bankruptcy, unsecured creditors have received payments for 100% of their allowed claims. Qualified former Debenture holders have received, in aggregate, $2.9 million in cash payments, as well as stock in the reorganized Company, and other consideration. When the old common stock was cancelled as required by the creditor-approved Plan of Reorganization, holders of the old common stock were provided an opportunity to subscribe in the offering of new stock which formed the new ownership of the Company. Since this offering was not open to anyone not holding old cancelled shares, outsiders had to purchase cancelled shares if they wished to participate; this feature allowed holders of the cancelled shares the opportunity to sell the shares if they did not wish to subscribe. The subscription was concluded on April 18, 2000, thereby establishing the new ownership of the Company.


(3)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future capital and financing requirements and the success of future operations. During the fiscal year ended March 31, 2001, the Company suffered recurring losses from operations that has raised substantial doubt about its ability to continue as a going concern. As a result of the Company's economic condition and the legal opinion of the Company's former counsel, the first $0.1 million notes payable payments were not made as originally scheduled, and as of the date of this filing, have not been made. Additionally, the second $0.1 million notes payable payments were not made as originally scheduled, and as of the date of this filing, have not been made. The Company's immediate viability as a going concern depends upon the successful installation of a new line of business and the attainment of profitability.

During June 2000, the Company terminated its proposed Plan to develop a new business, which would provide gaming devices and machines to certain non-profit organizations in New Mexico. As a result, the Company must now find some other business to enter, or else be acquired, merge, or possibly liquidate and close.

At March 31, 2001, the Company had cash and cash equivalents of $13,000 and a negative net equity of $567,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $380,000 at March 31, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash. Thus, the Company will likely have to either be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is exploring various strategic options and financial opportunities including the purchase of certain operating assets of Prinova Capital Group, LLC (Prinova). Prinova is a New Mexico limited liability company. Prinova is a private, closely-held financial services company, headquartered in Albuquerque, New Mexico. Prinova has no past or present ties or affiliations to any recent or former shareholder, director, or officer of the Company.


(4)  Change in Control

Effective September 28, 2000, through an executed agreement between the Company and its former CEO, Nuzio P. DeSantis, Mr. DeSantis resigned as an employee and officer and in all other capacities, and is no longer affiliated with, or associates in any manner with, the Company. The agreement provided for, among other things, the settlement of all past, present, and future claims by Mr. DeSantis against the Company (including the claim with respect to the reimbursement for legal fees of $123,000 or more); the cancellation of the debt owed to the Company by Mr. DeSantis of $150,000; the transfer to the Company of certain items of furniture; and the payment to the Company by Mr. DeSantis of a certain sum of cash upon execution. Mr. DeSantis had previously resigned from the Company's Board of Directors effective May 1, 2000 and has held no shares in the Company since March 5, 1999. The agreement further provides that Mr. DeSantis henceforth shall not acquire, possess, or assert, directly or indirectly, any interest of any kind in the Company.

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

(5)  Debentures and Exchange Offer

On October 22, 1996, the Company initiated its offer to exchange Common Stock, $.002 par value per share ("Common Stock"), and 14% cumulative convertible Preferred Stock, $.002 par value per share ("Preferred Stock"), for its outstanding Debentures ("Exchange Offer"). On April 8, 1997, the Exchange Offer expired, and the Company issued an aggregate of 1.4 million shares of its Common Stock and 57,800 shares of its Preferred Stock in exchange for $7.2 million in principal amount of Debentures. Pursuant to the Exchange Offer, the Company issued 855,205 shares of Common Stock valued at $0.5625 per share and 57,800 shares of its Preferred Stock valued at $100 per share in excess of the original conversion privilege offered by these Debentures. As a result, during the year ended March 31, 1998, the Company recorded a non-cash transaction: a conversion charge of $6.3 million, an increase to additional paid-in capital of $14.5 million, and an increase in the Common Stock of $2,889 and Preferred Stock of $116. In addition, accrued interest on the Debentures, totaling $1.1 million, was canceled.

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


(6)  Related Party Transactions

Termination of Option to Purchase ITB Shares. In January 1999, the Company settled litigation (which settlement was approved by the Bankruptcy Court) that involved an option the Company had purchased pursuant to a related loan transaction. The option was for the potential acquisition of up to approximately 25% ownership equity in International Thoroughbred Breeders, Inc. ("ITB"). In consideration for this option the Company paid $0.2 million in cash and issued a contingent promissory note payable. The Company acquired this option in 1997 from NPD, Inc. ("NPD"), which is majority-owned by Nunzio DeSantis, the Company's former Chief Executive Officer and former Chairman of the Board (who was also Chairman of NPD). Also covered in the settlement were transactions related to the option purchase, wherein the Company had loaned $3.0 million to NPD, and had deposited $2.0 million in an escrow account.

On January 29, 1999, in connection with the settlement, the Company received $4,446,771 in cash from third parties (including ITB), and the option was cancelled, as were the contingent note payable to NPD and the loan receivable from NPD. The Company also assumed an office lease pursuant to this settlement (see Note 17). The Company's receipt of these funds represents the return of the escrow deposit (plus interest) and repayment to the Company of $2.3 million against the Company's $3.0 million (principal) loan to NPD (which loan had accrued interest outstanding of $0.5 million). The option itself, which the Company held for approximately a year, was then expensed for $0.2 million. In total, the Company recognized a loss associated with these events of approximately $1.4 million for the fiscal year ended March 31, 1999. This loss was later partially offset by a $0.5 million gain from the settlement of a related adversary litigation (see below).

AutoLend Group, Inc. v. Nunzio P. DeSantis. On July 14, 1998, the Company filed an adversary claim against Nunzio P. DeSantis to recover certain payments made to him and for indemnity. The Bankruptcy Court approved a Motion to Approve Compromise to resolve the adversary claim, and the Court's order became final on July 26, 1999. However, on September 27, 1999, a motion was filed to set aside the Court's approval of this previously finalized settlement. A hearing on the motion was held, and then on December 15, 1999, the court granted the motion. Thereafter, the Company, the U.S. Trustee, and Mr. DeSantis reached an agreement to settle the adversary proceeding, which was then approved by a Court order dated January 7, 2000. The final agreement contained most of the same terms and had the same total net effect to the Company as the earlier agreement. Management has determined that the total net effect of this adversary settlement results in an approximate $0.5 million increase in the Company's net equity. The settlement provides for cancellation of debts owed by the Company to Mr. DeSantis of $256,230; the contribution to the Company by Mr. DeSantis of substantial furniture, equipment, and leasehold improvements; the transfer, by July 11, 2000, of equity securities with a value of at least $150,000 by Mr. DeSantis to the Company; and the agreement by Mr. DeSantis to convey any proceeds received by him under any sale of the former El Rancho Hotel property in Las Vegas, Nevada, to the Company. (See Note 17 regarding the sale of this property by ITB on May 22, 2000.)

Transactions with Prinova Capital Group, LLC. The Company subleases office space to Prinova Capital Group, LLC on a month-to-month basis for $3,250 per month (see Note 17). In conjunction with the private purchase of the 634,028 shares of the Company's common stock on October 12, 2000, Prinova Capital Group, LLC acquired all the seller's rights under the 5-year, uncollateralized, non-interest bearing debt obligations of the Company having a face value of $412,500 (see Note 17). The Company has entered into various agreements with Prinova Investments, a subsidiary of Prinova Capital Group, LLC, subsequent to year end to purchase an interest in certain contracts Prinova has with third parties. These are short-term investments where Prinova has agreed to repurchase the interest by a certain date in the near future.


(7)  Preferred Stock

Under the Plan of Reorganization, the Preferred Stock and any associated dividends were cancelled in exchange for certain rights to purchase new Common Stock in the reorganized Company (see Note 2), which rights expired on March 18, 2000. There are five million shares of ($.002 par) Preferred Stock authorized in the Company's Bylaws, but none of these are presently outstanding. Dividends must be paid on any Preferred Stock before any dividends can be paid on Common Stock.


(8)  Installment Contract Receivables

At March 31, 2001 and 2000, installment contract receivables (used-car Loans) were zero and $35,390, respectively.

A summary of the allowance for credit losses on the installment contract receivable (Loans) is as follows:


                                                                                                        | 11 months &
                                                     Year ended       Year ended      Twenty-six days   | 5 days ended
                                                     March 31,        March 31,            ended        |   March 5,
                                                        2001             2000         March 31, 1999    |     1999
                                                   ---------------  ---------------  ------------------ | ---------------
Balance - beginning of period                         $         -     $          -       $           -  |   $    187,669
Provision for losses, net of recoveries                  (109,117)        (273,954)            (24,000) |       (375,000)
Charge offs and adjustments                               109,117          273,954              24,000  |        264,748
                                                   ---------------  ---------------  ------------------ | ---------------
Balance - end of period                               $         -     $          -       $           -  |   $     77,417
                                                   ===============  ===============  ================== | ===============


(1) In connection with the adoption of fresh-start accounting, the allowance for credit losses of $77,417 was reduced to zero at March 5, 1999.


(9)      Purchased Insurance Policies

At March 31, 2001 and 2000, the face values of the policies held were $366,044. The book value of these policies at March 31, 2001 and 2000 was $52,037 and $35,678, respectively. A summary of the allowance for credit losses on the purchased insurance policies is as follows:


           Allowance for credit losses                                                                  |  11 months &
         on purchased insurance policies             Year ended        Year ended      Twenty-six days  | 5 days ended
         --------------------------------                                                               |
                                                     March 31,         March 31,           ended        |   March 5,
                                                        2001              2000        March 31, 1999    |     1999
                                                   ---------------   --------------- ------------------ |----------------
                                                                                                        |
Balance - beginning of period                         $         -     $           -      $           -  |   $  1,057,072
Provision for recoveries, write-downs                                                                   |
     and valuation allowance                                    -                 -                  -  |       (544,511)
                                                   ---------------   --------------- ------------------ |----------------
Balance - end of period                               $         -     $           -      $           -  |   $    512,561
                                                   ===============   =============== ================== |================


(1) In connection with the adoption of fresh-start accounting, the allowance for credit losses of $512,561 was reduced, against the carrying cost of the purchased insurance policies, to zero at March 5, 1999.


(10)     Securities

No securities were classified as trading or held-to-maturity at March 31, 2001, 2000 or 1999, nor were there any securities held as available-for-sale at March 31, 2001, 2000 or 1999.

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

(11)
         Comprehensive Income

Comprehensive income is the total of net income plus all other changes in net assets arising from non-owner sources. "All other changes in net assets arising from non-owner sources" are referred to as "other comprehensive income." The Company's "other comprehensive income" is specifically comprised of the following:


                                         Year ended     Year ended    Twenty-six days  | 11 months &
                                         March 31,       March 31,         ended       | 5 days ended
                                            2001           2000        March 31, 1999  | March 5, 1999
                                        ------------- ---------------- --------------- |---------------
Unrealized loss on securities:                                                         |
   Loss arising during year               $        -    $           -     $         -  | $         -
   Less reclassification adjustment for                                                |
      losses included in net income                -                -               -  |     590,000
                                        ------------- ---------------- --------------- | ------------
   Net loss recognized in other                                                        |
     comprehensive income                          -                -               -  |     590,000
                                        ------------- ---------------- --------------- | ------------
Other comprehensive income                $        -    $           -     $         -  | $   590,000
                                        ============= ================ =============== | ============


An analysis of changes in components of accumulated other comprehensive income is presented in the consolidated statement of stockholders'equity/(deficit).


(12)     Fixed Assets

In conjunction with fresh-start accounting, furniture and fixtures as well as computers and software were stated at their estimated fair value at March 5, 1999, and therefore, accumulated depreciation was reduced to zero at that time. Depreciation is computed by using the straight-line method over five years, the estimated useful life of the asset(s). A summary of fixed assets and accumulated depreciation recorded for the fiscal years ended March 31, 2001 and 2000 is as follows:

                                             2001            2000
                                         --------------  --------------
Furniture and fixtures                        $ 46,705        $ 41,406
Computers and software                           9,486          16,491
                                         --------------  --------------
Gross book value                                56,191          57,897
Less:  accumulated depreciation                (24,376)        (21,057)
                                         --------------  --------------
   Total net book value                       $ 31,815        $ 36,840
                                         ==============  ==============

(13)     Franchise Taxes

During the fiscal year ended 2001, the Company learned that its Delaware charter had been previously "voided" during March 1999 for failure to pay approximately $4,800 in past due Franchise Tax obligations related to 1997 and 1998. In February 2001, the Company applied for revival of their Delaware Charter, which was previously voided. On May 31, 2001, the Company's Delaware Charter was reinstated effective as of the date the Company had previously lost its status. The Company's next Franchise Tax return is due in March 2002. As of March 31, 2001, the Company prepaid its Delaware Franchise tax obligation by approximately $4,800.

(14)     Income Taxes

A reconciliation of the Company's actual income tax (benefit) / expense to that computed using the United States federal statutory rate of 34% is as follows:

                                                    Year ended       Year ended     Twenty-six days |  11 months and
                                                    March 31,        March 31,          ended       |  5 days ended
                                                       2001             2000        March 31, 1999  |  March 5, 1999
                                                  ---------------  ---------------  --------------- |  --------------
Computed "expected" tax (benefit) expense            $  (259,621)       $ 124,439       $  (42,042) |   $ 1,023,687
Increase (decrease) in income taxes resulting                                                       |
from:                                                                                               |
    Non-deductible (includable) debt to stock                                                       |
    conversion                                                 -                -                -  |    (1,816,289)
    Change in valulation allowances                    3,450,928         (200,593)         (15,500) |      (207,119)
    Other                                                    (55)         (51,978)           4,035  |        53,615
    Net operating loss carryforward                   (3,191,252)         128,132           53,507  |       946,106
                                                  ---------------  ---------------  --------------- | --------------
Total income tax expense                             $         -        $       -       $        -  |   $         -
                                                  ===============  ===============  =============== | ==============



The tax effects of temporary differences that give rise to deferred tax liabilities at March 31, 2001 and 2000 are presented as follows:

                                                           2001               2000
                                                      ----------------  -----------------
Deferred tax assets:
      Capital loss carryover                              $   515,076      $     395,211
      Net operating loss                                      191,137          3,761,911
      Other                                                     1,182              1,200
                                                      ----------------  -----------------
      Subtotal:  gross deferred tax assets                $   707,395      $   4,158,322
                                                      ----------------  -----------------

Deferred tax liabilities:
      Other                                                         -                  -
                                                      ----------------  -----------------
      Subtotal:  gross deferred tax liabilities           $         -      $           -
                                                      ----------------  -----------------

Net deferred tax asset, before valuation
      allowance                                           $   707,395      $   4,158,322
Valuation allowance for deferred tax  assets                 (707,395)        (4,158,322)
                                                      ----------------  -----------------
Total net deferred tax  asset                             $         -      $           -
                                                      ================  =================


It was determined that it is more likely than not that the deferred tax asset will not be realized, therefore, the net deferred tax asset was fully allowed for as of March 31, 2001 and 2000.

(15)   Net Operating Loss Carryforwards

As of March 31, 2001, the Company had available unused capital loss carryforwards and operating loss carryforwards that may provide future tax benefits, which expire as follows:

                           Unused Capital         Federal Unused Net         State Unused Net
     Year of                    Loss                Operating Loss            Operating Loss
   Expiration               Carryforwards           Carryforwards              Carryforwards
----------------------   ---------------------  ------------------------   --------------------
     2002                $       1,023,000      $                  -       $              3,000
     2003                                -                         -                      7,000
     2004                          186,000                         -                     10,000
     2005                          126,000                         -                     12,000
     2006                                -                         -                    321,000
     2012                                -                    35,000                          -
     2013                                -                    39,000                          -
     2019                                -                    58,000                          -
     2020                                -                    61,000                          -
     2021                                -                   321,000                          -
                         -----------------      --------------------       --------------------
     Total               $       1,335,000      $            514,000       $            353,000
                         =================      ====================       ====================

Capital loss carryforwards arise due to losses incurred on the disposal of capital assets and may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income). Net operating loss carryforwards are the result of prior (and current) years' operations, which had recorded a net loss in terms of income tax computations. In general, operating loss carryforwards can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock. In the current year a substantial change in ownership occurred that resulted in a reduction of net operating loss tax benefit. The federal net operating loss was reduced by $10,828,000 and the state net operating loss was reduced by $11,835,000. Other limiting factors may also apply.

At a combined federal and state corporate statutory tax rate of 38.8%, the remaining losses can, in a valid situation, result in the cancellation of a requirement to pay approximately $200,000 in federal and state income taxes, either immediately in one year or spread out until their expiration dates. The requirements to utilize such loss carryforwards are strict and the possibilities for usage are limited.

(16)  Stockholders' Equity

On July 31, 1990, the Company made an initial public offering, which raised net proceeds of approximately $7.6 million. During the year ended March 31, 1993, Warrants were exercised which brought in an additional $0.9 million; as a partial offset, the Company repurchased certain Warrants at a cost of $0.2 million. At April 6, 1997, 4.6 million shares of Common Stock were outstanding. On April

8, 1997, the Company issued an additional 1.4 million shares in conjunction with the Debenture Exchange Offer. At March 4, 1999, a total of 6,079,530 shares of Common Stock were outstanding; all these shares were cancelled effective March 5, 1999, the effective date of the Company's Plan of Reorganization. When the old common stock was canceled, holders of the old common stock were provided an opportunity to subscribe in the offering of new stock, which formed the new ownership of the Company. Since this offering was not open to anyone not holding old cancelled shares, outsiders had to purchase cancelled shares if they wished to participate; this feature allowed holders of the cancelled shares the opportunity to sell the shares if they did not wish to subscribe. The subscription was concluded on April 18, 2000, thereby establishing the new ownership. This included a distribution of 1,015,000 shares to approximately five former debenture holders, who, in aggregate, then owned 93% of the Company. The new shares also included 73,803 shares to subscribers who paid $1.00 per share. As of March 31, 2001, 1,092,053 shares were issued and 3,250 equivalent shares were issuable, but were not outstanding. As of March 31, 2000, 1,088,803 shares were issued and 4,875 equivalent shares were issuable, but were not outstanding. These equivalent shares represent the 25% payment received on 19,500 shares, which were purchased under the subscription on the 25% per quarter payment method. At March 31, 2001 and March 31, 2000, the number of shares purchased pursuant to this subscription were accounted for as issuable and outstanding equal to the equivalent shares actually 100% paid for. As there are no requirements binding a subscriber to continue making future payments towards the subscription, an accrual for the unpaid amounts was not recorded at March 31, 2001 or March 31, 2000. Registration costs associated with the issuance of the 1.1 million shares totaled approximately $157,000.

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

                   Stockholders' Equity: Options Outstanding

                                                 2001                            2000                            1999
                                     -----------------------------  ------------------------------- --------------------------------
                                                       Weighted-                      Weighted-                        Weighted-
                                         # of           Average           # of         Average           # of           Average
                                        Shares       Exercise Price      Shares     Exercise Price      Shares       Exercise Price
                                     --------------  -------------- --------------- --------------- --------------- ----------------
Outstanding at beginning of year                -                -               -              -        3,660,000   $         0.74
Granted                                         -                -               -              -                -                -
Plan of reorganization (1)                      -                -               -              -       (3,660,000)           (0.74)
Forfeited                                       -                -               -              -                -                -
                                     ------------    -------------  --------------- --------------- ---------------- --------------
Outstanding at end of year                      -                -               -              -                -                -

Options exercisable at year end                 -                -               -              -                -                -

(1) Under the Plan of Reorganization options outstanding as of the effective date, March 5, 1999, have been cancelled. However, option holders had the right to purchase the same number of shares of new Common Stock at a price of $4.00 per share. The right to purchase new shares ended March 4, 2000.

(17)  Commitments and Contingencies

Notes Payable. As a result of the Debenture debt forgiveness, uncollateralized, non-interest-bearing notes aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Plan. For financial statement presentation, these notes have been discounted based on an imputed interest rate of 6%, resulting in an unamortized discount of $98,267; thus, these notes have been recorded at their discounted value of $510,733. During the year ended March 31, 2001 and 2000, $25,931 and $31,501, respectively, of the discount has been amortized.

These notes are payable in five equal annual payments of $121,800. The first annual payment was originally scheduled for March 5, 2000; however, on advice of the then corporate counsel, a payment was not made according to that original schedule. The scheduled payment due March 5, 2001 was also not made. The Company's management presently plans to put the issue forth to the Company's new shareholders and directors for resolution. The payments that are due are, at this point, due primarily to shareholders. Management is seeking appropriate guidance with respect to this issue.

SEC Investigation. The Registrant has stated in numerous previous filings that the United States Securities and Exchange Commission (the "SEC") notified the Company on February 16, 1999 that it would initiate a proceeding and conduct an investigation into certain activities involved in the exchange offer originally made by the Company in September 1996. The Company co-operated fully with the investigation. On June 13, 2000, the Enforcement Division of the SEC told the Company that it intended to bring an action against the Company, and its then-chief executive officer, for alleged violations of the securities laws of the United States and would seek an injunction and fines.

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

Following further discussion with the SEC, the Company on January 8, 2001 tendered an Offer of Settlement of AutoLend Group, Inc. (the "Offer"). This Offer acknowledges certain acts associated with the exchange offer that began in September 1996. On April 19, 2001, the SEC accepted the Company's Offer of Settlement, thereby bringing closure to the SEC investigation, and accordingly has issued a Cease and Desist Order (the "Order") requiring the Company to cease and desist from committing or causing any violation and any future violation of Sections 10(b), 13(a), 13(e), and 14(e) of the Securities Exchange Act of 1934 and the rules thereunder. The proposed Order assesses no monetary penalty against the Company.

AutoLend Group, Inc. vs. Vincent Villanueva. On July 14, 1998, as part of its then pending bankruptcy proceeding, the Company filed an adversary claim against Vincent Villanueva, a former director of the Company, to recover certain pre-petition consulting fees paid to him independent of his duties as a Director, for the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed, and on July 6, 1999, a Court order approving dismissal of the claim against Mr. Villanueva was entered. After the bankruptcy case was closed effective January 13, 2000, Mr. Villanueva's attorney filed a motion for payment by the Company to Mr. Villanueva of associated legal fees estimated at between $7,000 and $15,000.

A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva. On August 14, 2000, the Court released a Memorandum Opinion and an Order denying the Villanueva claim. On August 23, 2000, a Motion to Reconsider the Order was filed by Mr. Villanueva, and on August 25, 2000, an Objection to this Motion to Reconsider was filed by the Company. On August 31, 2000, an additional Objection to the Motion was filed by the U.S. Trustee's Office. On October 30, 2000, a Request was filed by Mr. Villanueva's attorney, seeking a hearing on the matter. On April 26, 2001, the Bankruptcy Court ruled in the Company's favor regarding a claim for reimbursements of legal expenses associated with the bankruptcy by former director Vincent Villanueva.

New Mexico Gaming Lawsuit. On May 16, 2001, the Company was served a summons for moneys owed to the New Mexico Gaming Control Board for reimbursement of $31,286 in expenses associated with the Company's failed attempt to enter the gaming industry ("New Mexico Gaming Lawsuit"). The Company is required to file an Answer to the Complaint or a responsive motion within thirty days after the summons was served, with the Clerk of the Second Judicial District, County of Bernalillo, State of New Mexico Court.

Albuquerque Office Lease. In January 2001, the Company entered into a lease, which resulted in scheduled lease payments of approximately $101,700, $156,540, and $121,320 for the fiscal years ending 2002, 2003, and 2004, respectively. The lease terminates on December 31, 2003, and the lease payments are $7,000 per month for the first year and increase to $12,900 per month for the second year. Each April 1, the lease payments may be adjusted according to any changes in the Consumer Price Index (which estimated adjustments are included above). At March 31, 2001, the remaining obligation under the lease totaled approximately $380,000. The lease grants two options to extend the term of the lease for five years each. Effective February 1, 2001, the Company subleases a portion of its space on a month-to-month basis to Prinova Capital Group, LLC, the controlling shareholder of the Company. The amount paid to the Company from Prinova during the fiscal year ended March 31, 2001 was $6,500.

Miami Office Lease. The Company had previously leased approximately 17,000 square feet of office space in Miami Beach, Florida, under a six-year non-cancelable lease, effective May 1994. In February 1996, the Company moved out of these premises. At September 30, 1997, approximately 35 months of the lease remained at a cost of $341,250 per year. On January 28, 1998, the Bankruptcy Court approved a settlement with the landlord, dated October 31, 1997, which released the Company from its obligations under the lease. The Company paid the landlord $105,850 (including funds already on deposit) in complete satisfaction of all claims. The Company had provided a lease loss accrual of $516,000 during fiscal year 1998 for the rent payments and other lease-related expenses called for under the lease. Because of the Bankruptcy Court-approved settlement with the landlord, a gain on settlement of the Miami lease of $266,378 was recorded for the fiscal year ended March 31, 1999. In September 1998, the Bankruptcy Court approved a settlement with the sublessee for $64,725.

Rent expense for operating leases was approximately $115,000 for the fiscal year ended March 31, 2001, $123,000 (which was partially offset by rental income of $16,500) for the fiscal year ended March 31, 2000 and $28,000 for the year ended March 31, 1999.

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

El Rancho property. In connection with NPD, Inc.'s participation in the Delaware ITB Chancery Court litigation (which was settled effective November 6, 1998), and in connection with the Company's adversary proceeding against NPD, Inc. (the terms of which were finalized as part of the NM Bankruptcy Court ITB settlement approved in September 1998 and consummated in January 1999, and which was administratively closed by Court order on June 26, 2000), and furthermore in connection with the Company's adversary proceeding against Nunzio P. DeSantis (which was settled effective January 7, 2000), the Company received certain contingent rights. [See Note 6, Related Party Transactions.] The contingent rights which the Company received are with respect to possible proceeds receivable in the event that International Thoroughbred Breeders' real estate holding in Las Vegas, Nevada sold above a certain threshold amount, under certain conditions. The Company's rights thereunder may be up to $2.0 million. According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property sold on May 22, 2000. The Company is presently investigating its legal options necessary to realize any potential benefit, which may be due from this sale as disclosed by the ITB Form 8-K filing.

Severance pay. On December 20, 2000, Jeffrey Ovington resigned his position as Executive Vice President and as an employee of the Company. Mr. Ovington voluntarily relinquished his claim to his contractual severance pay contingent on the future status of the Company.

Directors and Officers Insurance. Due to the decline in activity of the Company, the Company has opted to drop its Directors and Officers insurance. Dropping the Company's Directors and Officers insurance has exposed management to a greater personal risk.


(18) Discontinued Operations

On April 1, 2000, the Company adopted a plan to sell the consumer used-car Loan portfolio business. The assets of the Loan portfolio to be sold consist primarily of approximately 3,900 car loans, which have been more than six months in arrears, and have been written-off. The Company has sold the portfolio on April 4, 2001 for $95,000 to a third party. The sale results in a small increase in net equity to the Company, an immediate increase in the Company's total cash on hand, and a decrease in the Company's subsequent monthly cash inflows.

The Statements of Operations for the fiscal year ended March 31, 2000, the twenty-six days ended March 31, 1999, and the eleven months and five days ended March 5, 1999 have been restated to exclude the revenues and expenses of the discontinued loan portfolio operations from the captions applicable to the continuing operations, and the net income from the discontinued operation has been reported separately.

Revenues applicable to the discontinued operations prior to April 1, 2000 were $6,962 for the fiscal year ended March 31, 2001; $9,762 for the fiscal year ended March 31, 2000; $9,322 for the twenty-six days ended March 31, 1999; $108,141 for the eleven months and five days ended March 5, 1999.


(19) Fourth Quarter Adjustments and Significant Transactions

During the fourth quarter ended March 31, 2001, the Company recorded an adjustment of $67,000 to decrease its Delaware franchise tax liability. This adjustment was made as a result of the Company filing amended tax returns for the tax years 1997 and 1998 in February 2001, and the amended returns being accepted by the State of Delaware.

The Company also recorded a $16,000 increase to its purchased insurance policies in the fourth quarter ended March 31, 2001 to reinstate a policy which was written off in the prior year due to a lack of substantiation of ownership at March 31, 2000.

                                   Schedule II

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                         March 31, 2001, 2000 and 1999


                                                         Balance at     Charged to                       Amount on
                                                         Beginning       Costs and      Fresh-start       Balance
                                                         of Period       Expenses       Adjustment         Sheet
                                                       --------------- --------------  --------------  ---------------
Description:
Year ended March 31, 2001:
--------------------------
      Intangible assets - accumulated amortization          $       -      $       -      $        -        $       -
      Goodwill - accumulated amortization                           -              -               -                -
      Debt issuance costs - accumulated amortization                -              -               -                -

Year ended March 31, 2000:
--------------------------
      Intangible assets - accumulated amortization          $       -      $       -      $        -        $       -
      Goodwill - accumulated amortization                           -              -               -                -
      Debt issuance costs - accumulated amortization                -              -               -                -

Year ended March 31, 1999:
--------------------------
      Intangible assets - accumulated amortization          $ 600,000      $       -      $ (600,000)       $       -
      Goodwill - accumulated amortization                   2,708,278              -      (2,708,278)               -
      Debt issuance costs - accumulated amortization        3,575,944              -      (3,575,944)               -