Form 10-Q
period 2001-06-30
AUTOLEND GROUP INC
filed 2001-08-13
CIK 851697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
     (Mark  One:)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

         [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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
Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.  Yes X  No    .
                             ---    ---

Applicable  only  to  corporate  issuers:
The number of shares outstanding of the Registrant's common stock was 1,095,303 at August 10, 2001.

================================================================================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . .    3

   Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001 . . .    3

   Consolidated Statements of Operation for the three-month periods
     ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .    4

   Consolidated Statement of Changes in Stockholders' Equity/(Deficit) for
     the three-month period ended June 30, 2001 . . . . . . . . . . . . . .    5

   Consolidated Statements of Cash Flow for the three-month periods
     ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . .    6

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .    7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation. . . . . . . . . . . . . . . . .   11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk. . . . .   13

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   14
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . .   15
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . .   15
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .   15
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16



                          FORWARD-LOOKING INFORMATION

     The following discussions include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are not historical facts; they involve risks and uncertainties that could cause the Company's results to differ materially from those in the forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of the Company's business include significant risk factors, such as the real and perceived difficulties from the Company's past bankruptcy (which could adversely affect its existing and any proposed operations), and the Company's present financial condition. From time to time, the Company may publish or otherwise make available forward-looking statements. All subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

                               AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                   PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                    CONSOLIDATED BALANCE SHEETS

                                                                           June 30,     March 31,
                                                                             2001          2001
                                                                         ------------  ------------
                                                                         (unaudited)    (audited)
ASSETS:
        Cash                                                             $    10,759   $    12,912
        Investments with related party                                        35,000             -
        Rent receivable due from stockholder                                   3,250             -
        Prepaid expenses                                                         191           151
        Prepaid franchise tax                                                  4,788         4,788
                                                                         ------------  ------------

               TOTAL CURRENT ASSETS                                           53,988        17,851

        Deposits                                                              10,000        10,000
        Purchased insurance policies at estimated market value; face
             value of $366,044 at June 30, 2001 and March 31, 2001            52,037        52,037
        Fixed assets, less accumulated depreciation of $26,751 at
             June 30, 2001, and $24,376 at March 31, 2001                     29,440        31,815
                                                                         ------------  ------------

TOTAL ASSETS                                                             $   145,465   $   111,703
                                                                         ============  ============

LIABILITIES:
        Accounts payable - other                                         $    17,397   $    17,364
        Accrued contingent payroll                                            33,225        33,225
        Accrued contingent liabilities                                        68,930        68,930
        Current portion of notes payable to stockholders                     287,949       287,949
        Accrued interest - notes payable to stockholders                      62,437        57,432
                                                                         ------------  ------------

              TOTAL CURRENT LIABILITIES                                      469,938       464,900

        Long-term portion of notes payable to stockholders                   222,784       222,784
                                                                         ------------  ------------

TOTAL LIABILITIES                                                            692,722       687,684

STOCKHOLDERS' EQUITY/(DEFICIT):
   Preferred stock, $.002 par value.  Authorized 5,000,000 shares.  No             -             -
      shares issued or outstanding at June 30, 2001 or March 31, 2001
   Common stock, $.002 par value.  Authorized 40,000,000 shares.
            Issued and outstanding 1,092,053 shares at June 30, 2001
                   and March 31, 2001                                          2,184         2,184
            Issuable 3,250 shares at June 30, 2001 and March 31, 2001              6             6
   Additional paid-in capital                                                675,068       675,068
   Accumulated deficit                                                    (1,224,515)   (1,253,239)
                                                                         ------------  ------------

             TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                           (547,257)     (575,981)
                                                                         ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                     $   145,465   $   111,703
                                                                         ============  ============

          See accompanying notes to consolidated financial statements.

                        AUTOLEND GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                                              THREE-MONTH PERIODS
                                                                 ENDED JUNE 30,
                                                            ------------------------
                                                               2001         2000
                                                            -----------  -----------
Revenues:
  Revenues from matured insurance policies                  $        -   $        -
                                                            -----------  -----------
     Gross revenues                                                  -            -
  Cost of matured insurance policies                                 -            -
                                                            -----------  -----------
     TOTAL NET REVENUES                                     $        -   $        -
                                                            -----------  -----------
General and administrative expenses                         $  (73,945)  $ (373,736)
                                                            -----------  -----------
Loss on termination agreement with former officer                    -            -
Loan loss recovery, net                                              -            -
                                                            -----------  -----------
    OPERATING LOSS                                          $  (73,945)  $ (373,736)
                                                            -----------  -----------
Other income/(expense):
   Interest income                                          $      224   $    3,530
   Investment income                                             3,000            -
   Rental income                                                 9,750            -
   Notes payable, discount amortization                         (5,005)      (7,874)
   Other income                                                      -          310
                                                            -----------  -----------
    TOTAL NET OTHER INCOME/(EXPENSE)                        $    7,969   $   (4,034)
                                                            -----------  -----------
Net loss from continuing operations                         $  (65,976)  $ (377,770)
   Income from discontinued operations                          94,700        5,065
                                                            -----------  -----------
NET INCOME/(LOSS)                                           $   28,724   $ (372,705)
                                                            ===========  ===========

PER SHARE:
---------
  Operating loss                                            $    (0.07)  $    (0.34)
  Total net other income/(expense)                                0.01         0.00
                                                            -----------  -----------
Net loss from continuing operations                         $    (0.06)  $    (0.34)
   Income from discontinued operations                            0.09         0.00
                                                            -----------  -----------
Net income/(loss)                                           $     0.03   $    (0.34)
                                                            ===========  ===========
Weighted average number of common and common
  equivalent shares issued and outstanding                   1,092,053    1,088,803
Weighted average number of common and common
  equivalent shares issuable                                     3,250        5,017
                                                            -----------  -----------
Total weighted average  number of common and common
  equivalent shares issued and outstanding, and issuable     1,095,303    1,093,820
                                                            ===========  ===========

          See accompanying notes to consolidated financial statements.

                                 AUTOLEND GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                              (UNAUDITED)


                               Preferred Stock    Common Stock
                               ---------------  ------------------ Additional
                                # of      $       # of        $     Paid-in    Accumulated
                               Shares  Amount    Shares    Amount   Capital      Deficit       Total
                               ------  -------  ---------  -------  --------  -------------  ----------
BALANCE AT MARCH 31, 2001           -  $     -  1,095,303  $ 2,190  $675,068  $ (1,253,239)  $(575,981)

  Net income for three months
    ended June 31, 2001             -        -          -        -         -        28,724      28,724
                               ------  -------  ---------  -------  --------  -------------  ----------

BALANCE AT JUNE 30, 2001            -  $     -  1,095,303  $ 2,190  $675,068  $ (1,224,515)  $(547,257)
                               ------  -------  ---------  -------  --------  -------------  ----------

          See accompanying notes to consolidated financial statements.

                            AUTOLEND GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (UNAUDITED)

                                                                         THREE-MONTH PERIODS
                                                                           ENDED  JUNE 30,
                                                                        ---------------------
                                                                          2001        2000
                                                                        ---------  ----------
Cash flow from operating activities:
   NET INCOME/(LOSS)                                                    $ 28,724   $(372,705)
   Adjustments to reconcile net income/(loss) to net cash flow from operating activities:
      Depreciation expense                                                 2,375       3,070
      Amortization of debt discount                                        5,005       7,874
      Gain on sale of installment loan portfolio                         (95,000)          -

   Changes in assets and liabilities:
      (Increase) decrease in assets:
         Other receivables                                                     -      38,039
         Rent receivable from stockholder                                 (3,250)          -
         Prepaid expenses                                                    (40)     10,365
         Installment contracts receivable (loans) and loss recovery            -      31,228
         Purchased insurance policies                                          -        (203)
      Increase (decrease) in liabilities:
         Accounts payable - trade, and accrued liabilities                    33      41,922
         Other liabilities - contingent                                        -      31,286
                                                                        ---------  ----------

         CASH USED BY OPERATING ACTIVITIES                              $(62,153)  $(209,124)
                                                                        ---------  ----------

Cash flow from investing activities:
             Net proceeds from the sale of installment loan portfolio   $ 95,000   $       -
             Purchase of investments                                     (65,000)          -
             Proceeds received from investments                           30,000           -
                                                                        ---------  ----------
         CASH PROVIDED BY INVESTING ACTIVITIES                          $ 60,000   $       -
                                                                        ---------  ----------

Cash flow from financing activities:
          Proceeds received from stock issuance                         $      -   $  80,303
          Increase in bank overdraft                                           -      25,967
                                                                        ---------  ----------

         CASH PROVIDED BY FINANCING ACTIVITIES                          $      -   $ 106,270
                                                                        ---------  ----------

NET DECREASE IN CASH                                                    $ (2,153)  $(102,854)
Cash at beginning of period                                               12,912     373,184
                                                                        ---------  ----------
CASH AT END OF PERIOD                                                   $ 10,759   $ 270,330
                                                                        =========  ==========


NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES.

There were no non-cash investing or financing activities for the three months ended June 30, 2001 or June 30, 2000.


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

The Company's audited consolidated balance sheet as of March 31, 2001, and the accompanying unaudited consolidated financial statements as of June 30, 2001 and 2000, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company adopted "fresh-start" reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value.

With respect to the unaudited consolidated financial statements for the three months ended June 30, 2001 and 2000, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

(2)     GOING  CONCERN.

At June 30, 2001, the Company had net cash and cash investments of $46,000, and had a negative net equity (i.e., a deficit) of $547,000, which excludes the financial effect of a remaining lease obligation due pursuant to the Albuquerque office lease terms, which totaled approximately $359,000 at June 30, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. It now appears that due to reductions in fixed overhead and personnel, the Company may survive into the second or third quarter of this fiscal year. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash. Thus, the Company will probably have to be acquired, merge, or liquidate. Without either an infusion of capital, negotiation of debt relief, and/or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company is exploring various strategic options and financial opportunities, including the purchase of certain operating assets of Prinova Capital Group, LLC ("Prinova"). Prinova is a New Mexico limited liability company. Prinova is a private, closely-held financial services company, headquartered in Albuquerque, New Mexico. Prinova has no past or present ties or affiliations with any recent or former stockholder, director, or officer of the Company.

Due to the legal opinion of the Company's former reorganization counsel, the first scheduled annual $0.1 million notes payable payments were not made as originally scheduled, and, as of the date of this filing, have not been made. The second scheduled annual $0.1 million notes payable payments have not yet been made (see Note 3 below). These payments are due primarily to the current majority stockholder.

(3)     FIVE-YEAR  DEBT  OBLIGATION.

As a result of the Debenture debt forgiveness, unsecured, non-interest-bearing debt obligations aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Plan. For financial statement presentation, this debt has been discounted based on an imputed interest rate of 6%; thus, these obligations have been recorded at their discounted value of approximately $511,000 (plus approximately $62,000 in amortization of the discount to date at June 30, 2001).

These obligations are payable in five equal annual payments of $121,800. The first annual payment was originally scheduled for March 5, 2000; however, on advice of former reorganization counsel, the first payment was not made according to that original schedule. The second annual payment, scheduled for March 5, 2001, was also not made according to the original schedule. The payments are due primarily to the majority stockholder. The Company's new directors are presently researching the Company's options for resolution. The Company's former reorganization counsel indicated that a payment of this magnitude to controlling stockholders while the Company was in the present financial condition would be inappropriate, and that the Company's obligation to its landlord took precedence. If the Company were to liquidate, any such debt repayment would likely be the subject of an adversary proceeding against the recipient stockholders.

(4)     OFFICE  LEASE.

In February 1999, the Company assumed a lease from International Thoroughbred Breeders, Inc. ("ITB"), pursuant to a legal settlement involving the return of substantial funds to the Company. This lease covers the office space at 600 Central SW in Albuquerque, where the Company has had its offices since August 1997. The Company renegotiated this lease in January 2001. The lease terminates on December 31, 2003, with payments of $7,000 per month for the first year, increasing to $12,900 per month for the second year. Each April 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. At June 30, 2001, the remaining obligation under the lease totaled approximately $359,000. The lease grants two options to extend the term of the lease for five years each. Effective February 1, 2001, the Company subleased a portion of its space on a month-to-month basis to Prinova, the controlling stockholder of the Company. The amount of rental income earned by the Company for the three months ended June 30, 2001 was $9,750.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)     RELATED  PARTY  TRANSACTIONS.

Beginning in April 2001 and through June 30, 2001, the Company has purchased several fractional assignments of interests held by Prinova Investments, LTD in certain contracts between Prinova Investments, LTD and two other unrelated companiesDuring the three months ended June 30, 2001, the Company acquired a total of four assignments of interest from Prinova Investments, LTD for a total of $65,000, of which by June 30, 2001 the Company had received $30,000 of its investment plus a profit of $3,000. At June 30, 2001, the Company had not yet received its investments of $35,000 and related profit of $3,500 as required by the respective investment contracts. These amounts were however, received as of the date of this filing. These contracts have been accounted for at cost, which approximates fair market value. No valuation allowance was considered necessary at June 30, 2001. The Company regards the purchase of these fractional interest rights as an opportunistic, prudent use of Company funds during a time in which it does not have an established business. The income from this activity is being reported as other investment income.

(6)     CONTINGENT  RIGHTS  -  EL  RANCHO  PROPERTY.

According to a Form 8-K filed with the SEC by ITB on June 7, 2000, the former El Rancho Hotel property in Las Vegas, Nevada, was sold by ITB on May 22, 2000. The Company had earlier received certain indirect contingent rights in the event this ITB property sold above a certain threshold amount, under certain conditions. The Company's rights thereunder, if any, may be up to $2.0 million. ITB's Form 10-K, filed approximately October 13, 2000, stated that "no payments are dueas a result of the transaction." The Company is presently investigating its legal options and what actions may be necessary in order to realize any potential benefit that may be due from this sale. Realization of any rights that may exist with regard to this transaction would probably be costly, and may be beyond the Company's means to attain.

(7)     EMPLOYEES.

As  of  June  30,  2001,  the  Company  and  its subsidiaries had two employees.

(8)     AVAILABLE  LOSS  CARRYFORWARDS.

In the past, the Company accumulated unused operating loss carryforwards and capital loss carryforwards. Due to the uncertainty of the Company's ability to utilize these tax benefits, their financial benefits have not been recognized. The requirements to utilize such loss carryforwards are strict, and the possibilities for usage are extremely limited. In the case of a substantial change in ownership, these tax benefits can be reduced, if not eliminated.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(9)     CONTINGENCIES.

On December 20, 2000, Jeffrey Ovington resigned his position as Executive Vice President and as an employee of the Company. Mr. Ovington voluntarily relinquished his claim to his contractual severance pay contingent upon the future status of the Company.

(10)     DISCONTINUED  OPERATIONS.

On April 1, 2000, the Company adopted a plan to sell the consumer used-car loan portfolio business. The assets of the loan portfolio to be sold consisted primarily of approximately 3,900 car loans, which were more than six months in arrears and have been written off. The Company sold the portfolio to a third party on April 4, 2001 for $95,000. The sale results in a small increase in net equity to the Company, an immediate increase in the Company's total cash on hand, and a decrease in the Company's subsequent monthly cash inflows. The Consolidated Statements of Operations for the three-month periods ended June 30, 2001 and 2000 have excluded the revenues and expenses of the discontinued loan portfolio from the captions applicable to the continuing operations, and the net income from the discontinued operation has been reported separately.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 General

   The  financial  results  described in this Form 10-Q are as of June 30, 2001.


   The Company maintained a residual portfolio of sub-prime consumer used-car loans. On April 1, 2000, the Company adopted a plan to sell this portfolio and has accounted for the loan portfolio as a discontinued operation since this date. On April 4, 2001 the loan portfolio was sold to an unrelated third party for $95,000. The Company also maintains a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the Policies). Policies were no longer purchased after September 1994. For over three years, the Company's activities have concentrated on resolving its (now-concluded) bankruptcy. Additionally, the Company has worked to complete its Registration Statement (as required by the Plan), which was made effective by the SEC in January 2000.

   Beginning in April 2001 and through June 30, 2001, the Company has purchased several fractional assignments of interests held by Prinova Investments, LTD in certain contracts between Prinova Investments, LTD and two other unrelated companiesDuring the three months ended June 30, 2001, the Company acquired a total of four assignments of interest from Prinova Investments, LTD for a total of $65,000, of which by June 30, 2001 the Company had received $30,000 of its investment plus a profit of $3,000. At June 30, 2001, the Company had not yet received its investments of $35,000 and related profit of $3,500 as required by the respective investment contracts. These amounts were however, received as of the date of this filing. These contracts have been accounted for at cost, which approximates fair market value. No valuation allowance was considered necessary at June 30, 2001. The Company regards the purchase of these fractional interest rights as an opportunistic, prudent use of Company funds during a time in which it does not have an established business. The income from this activity is being reported as other investment income.


 Results  of  Operations:  Three-month  periods ended June 30, 2001 and 2000

   The Company recorded a net income of $29,000 for the three-month period ended June 30, 2001. The net income was primarily due to the sale of the sub-prime consumer used-car loan portfolio, resulting in income from discontinued operations of approximately $95,000, offset by general and administrative expenses consisting primarily of professional fees, rent, and salaries.

   General and administrative expenses were $74,000 during the three months ended June 30, 2001, as compared to $374,000 during the three months ended June 30, 2000. The decrease of approximately $300,000 was due primarily to decreases in salaries, professional fees, New Mexico Gaming license expense, and insurance expenses.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The  impact  of  non-operating items for the three months ended June 30, 2001 was a net $8,000 in income, compared to a net non-operating loss of $4,000 for the three months ended June 30, 2000. The $8,000 in non-operating income for the present period was primarily due to $3,000 in investment income, and $10,000 in rental income, partially offset by $5,000 in amortization of the imputed discount on the five-year notes payable obligations outstanding. The $4,000 non-operating loss for the same period last year was primarily due to interest income of $4,000, offset by the amortization of the imputed discount on the five-year notes payable obligations outstanding of $8,000.

   The net effect of the foregoing was a net income of $29,000, or $0.03 per share, for the three months ended June 30, 2001. The net loss for the same period last year was $373,000, or ($0.34) per share. The $29,000 net income in the current period was primarily due to the sale of the sub-prime consumer used-car loan portfolio, resulting in income from discontinued operations of approximately $95,000, rental income of $10,000, investment income of $3,000, offset by the amortization of the discount on the notes payable obligations of $5,000 and general and administrative expenses of $74,000, consisting primarily of professional fees, rent and salaries. The $373,000 net loss for the prior period was primarily due to general and administrative expenses of $374,000. Losses per share for the period ended June 30, 2001 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding, and issuable of 1,095,303 shares. Losses per share for the three months ended June 30, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding, and issuable of 1,093,820.


 Liquidity  and  Capital  Resources

   Cash flow from operations was a negative $62,000 for the three months ended June 30, 2001, which was primarily due to payment of general and administrative expenses. This compares to cash flow from operations of a negative $209,000 for the three months ended June 30, 2000.

   The Company's immediate viability depends upon the near-term infusion of capital, and/or the infusion of a positive-cash-flow business. At June 30, 2001, the Company had net cash and investments of $46,000, and a negative net equity (i.e., a deficit) of $547,000. This deficit excludes the impact of remaining amounts due pursuant to the Albuquerque office lease obligation, which totaled approximately $359,000 at June 30, 2001.

   Without the infusion of capital, negotiation of debt relief, and/or the infusion of a positive-cash-flow business, and/or the sale or realization of assets for cash at greater than net book value, the Company will not be able to meet all its presently outstanding obligations. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. It now appears that due to reductions in fixed overhead and personnel, the Company may survive into the second or third quarter of this fiscal year. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company's portfolio of unmatured viatical insurance policies totaled five at June 30, 2001, having a combined face value of $366,000, and a net book value of $52,000. The Company generally ceased purchasing policies in September 1994. Future revenues from the policy portfolio will be irregular, if any. Some of these policies may be sellable.

   For the three months ended June 30, 2001, $60,000 was provided by investing activities consisting of proceeds of $95,000 received from the sale of the installment loan portfolio to an unrelated third party. The Company also entered into various agreements with Prinova Investments, LTD, a subsidiary of Prinova Capital Group, LLC, to purchase interests in certain contracts Prinova Investments, LTD has with third parties. The Company entered into the contracts disbursing $65,000 to Prinova Investments, LTD during the three months ended June 30, 2001. At the end of the contract period, $30,000 of these disbursements were returned to the Company. There was no significant cash provided or used by investing activities for the three months ended June 30, 2000.

   There was no significant cash provided or used by financing activities for the three months ended June 30, 2001. For the three months ended June 30, 2000, $106,000 in cash was provided by financing activities, resulting from $80,000 in proceeds received from the issuance of stock, and $26,000 in increases in the book overdraft.

   In total, the Company decreased its cash by $2,000 during the three months ended June 30, 2001, to a total of $11,000. The decrease was largely due to cash used in operations offset by cash provided by investing activities during the current period. In comparison, there was a $103,000 decrease in cash during the three months ended June 30, 2000, primarily due to cash used in operating activities offset by cash provided by financing activities.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Not  applicable.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS.

SEC Investigation.  The Company has stated in numerous previous filings that the
-----------------
United States Securities and Exchange Commission (the "SEC") notified the Company on February 16, 1999 that it would initiate a proceeding and conduct an investigation into certain activities involved in the exchange offer originally made by the Company in September 1996. The Company co-operated fully with the investigation. On June 13, 2000, the Enforcement Division of the SEC told the Company that it intended to bring an action against the Company, and its then-chief executive officer, for alleged violations of the securities laws of the United States and would seek an injunction and fines.

The Company under prior management and predecessor counsel entered into discussion with the Enforcement Division, and on July 14, 2000 responded to the issues raised by the SEC and asserted defenses against the allegations. Despite this response, and following further discussion, which failed to resolve the matter, the SEC indicated that it would proceed with its recommendation to bring an injunctive action against the Company in federal district court.

As previously reported in a Form 8-K filing of October 19, 2000, new management and the new Board of Directors inherited the SEC proceeding and confronted a state of affairs where talks with the SEC were stalled. The SEC told new management it intended to proceed with a federal action unless the Company chose to end the matter by tendering an Offer of Settlement.

Following further discussion with the SEC, the Company on January 8, 2001 tendered an Offer of Settlement of AutoLend Group, Inc. (the "Offer"). This Offer acknowledges certain acts associated with the exchange offer that began in September 1996. On April 19, 2001, the SEC accepted the Company's Offer, thereby bringing closure to the SEC investigation, and accordingly has issued a Cease and Desist Order (the "Order") requiring the Company to cease and desist from committing or causing any violation and any future violation of Sections 10(b), 13(a), 13(e), and 14(e) of the Securities Exchange Act of 1934 and the rules thereunder. The proposed Order assesses no monetary penalty against the Company.

AutoLend  Group,  Inc. vs. Vincent Villanueva.  On July 14, 1998, as part of its
---------------------------------------------
then-pending bankruptcy proceeding, the Company filed an adversary claim against Vincent Villanueva, a former director of the Company, to recover certain pre-petition consulting fees paid to him independent of his duties as a director, for the possible return of up to $39,647. On April 21, 1999, a motion to dismiss this claim was filed, and on July 6, 1999, a court order approving dismissal of the claim against Mr. Villanueva was entered. After the bankruptcy case was closed effective January 13, 2000, Mr. Villanueva's attorney filed a motion for payment by the Company to Mr. Villanueva of associated legal fees estimated at between $7,000 and $15,000.

A Court hearing was held June 21, 2000 regarding this claim made by Mr. Villanueva. On August 14, 2000, the Court released a Memorandum Opinion and an Order denying the Villanueva claim. On August 23, 2000, a Motion to Reconsider the Order was filed by Mr. Villanueva, and on August 25, 2000, an Objection to this Motion to Reconsider was filed by the Company. On August 31, 2000, an

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

additional Objection to the Motion was filed by the U.S. Trustee's Office. On October 30, 2000, a Request was filed by Mr. Villanueva's attorney, seeking a hearing on the matter. On April 26, 2001, the Bankruptcy Court ruled in the Company's favor regarding a claim for reimbursements of legal expenses associated with the bankruptcy by former director Vincent Villanueva.

New  Mexico  Gaming  Lawsuit.  On May 16, 2001, the Company was served a summons
----------------------------
for monies owed to the New Mexico Gaming Control Board for reimbursement of $31,286 in expenses associated with the Company's failed attempt to enter the gaming industry ("New Mexico Gaming Lawsuit"). The Company is required to file an Answer to the Complaint or a responsive motion within 30 days after the summons was served, with the Clerk of the Second Judicial District, County of Bernalillo, State of New Mexico.


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

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

None.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the following duly authorized persons.

     AUTOLEND  GROUP,  INC.
(Registrant)


SIGNATURE              TITLE                 DATE            .
---------              -----------------     -----------------
/s/ John  D.  Emery    Acting  President     August  10,  2001
-------------------
    John  D.  Emery