Form 10-Q
period 2001-09-30
AUTOLEND GROUP INC
filed 2001-11-14
CIK 851697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark  One:)

  [x}     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

  [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

           For  the  transition  period  from         to
                                              -------    ---------

                         Commission file number 1-10569

                              AUTOLEND GROUP, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-3137244
   -------------------------------                      ----------------
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
Yes X  No
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

Applicable  only  to  corporate  issuers:
The number of shares outstanding of the Registrant's common stock was 1,095,303 at November 14, 2001.

================================================================================

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements. . . . . . . . . . . . . . . . . . . . . . .   3

     Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001   3

     Consolidated Statements of Operation for the three-month and
          six-month periods ended September 30, 2001 and 2000. . . . . . . .   4

     Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
          for the six-month period ended September 30, 2001. . . . . . . . .   5

     Consolidated Statements of Cash Flow for the six-month periods
          ended September 30, 2001 and 2000. . . . . . . . . . . . . . . . .   6

     Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . .   7

Item  2.  Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operation . . . . . . . . . . . . . . . . .  11

Item  3.  Quantitative and Qualitative Disclosure about Market Risk. . . . .  14

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  15
Item  2.  Changes  in  Securities  and  Use  of  Proceeds. . . . . . . . . .  15
Item  3.  Default  Upon  Senior  Securities. . . . . . . . . . . . . . . . .  15
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders. . . .  15
Item  5.  Other  Information . . . . . . . . . . . . . . . . . . . . . . . .  16
Item  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . .  16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

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

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                        CONSOLIDATED BALANCE SHEETS


                                                                              September 30,    March 31,
                                                                                  2001            2001
                                                                             ---------------  ------------
                                                                               (unaudited)     (audited)
ASSETS:
        Cash                                                                 $        9,885   $    12,912
        Rent receivable due from stockholder                                          3,250             -
        Prepaid expenses                                                                191           151
        Prepaid franchise tax                                                         4,788         4,788
                                                                             ---------------  ------------

               TOTAL CURRENT ASSETS                                                  18,114        17,851

        Deposits                                                                     10,000        10,000
        Purchased insurance policies at estimated market value; face
             value of $366,044 at September 30, 2001 and March 31, 2001              52,037        52,037
        Fixed assets, less accumulated depreciation of $29,126 at
             September 30, 2001, and $24,376 at March 31, 2001                       27,065        31,815
                                                                             ---------------  ------------

TOTAL ASSETS                                                                 $      107,216   $   111,703
                                                                             ===============  ============

LIABILITIES:
        Accounts payable - other                                             $       14,921   $    17,364
        Accrued contingent payroll                                                   33,225        33,225
        Accrued contingent liabilities                                               68,930        68,930
        Current portion of notes payable to stockholders                            287,949       287,949
        Accrued amortization - notes payable to stockholders                         67,441        57,432
                                                                             ---------------  ------------

              TOTAL CURRENT LIABILITIES                                             472,466       464,900

        Long-term portion of notes payable to stockholders                          222,784       222,784
                                                                             ---------------  ------------

TOTAL LIABILITIES                                                                   695,250       687,684

STOCKHOLDERS' EQUITY/(DEFICIT):
   Preferred stock, $.002 par value.  Authorized 5,000,000 shares.  No                    -             -
      shares issued or outstanding at September 30, 2001 or March 31, 2001
   Common stock, $.002 par value.  Authorized 40,000,000 shares.
            Issued and outstanding 1,092,053 shares at September 30, 2001
                   and March 31, 2001                                                 2,184         2,184
            Issuable 3,250 shares at September 30, 2001 and March 31, 2001                6             6
   Additional paid-in capital                                                       675,068       675,068
   Accumulated deficit                                                           (1,265,292)   (1,253,239)
                                                                             ---------------  ------------

             TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                  (588,034)     (575,981)
                                                                             ---------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                         $      107,216   $   111,703
                                                                             ===============  ============

See  accompanying  notes  to  consolidated  financial  statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE-MONTH PERIODS       SIX-MONTH PERIODS
                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                            ------------------------  ------------------------
                                                               2001         2000         2001         2000
                                                            -----------  -----------  -----------  -----------
Revenues:
  Revenues from matured insurance policies                  $        -   $        -   $        -   $        -
                                                            -----------  -----------  -----------  -----------
     Gross revenues                                                  -            -            -            -
  Cost of matured insurance policies                                 -            -            -            -
                                                            -----------  -----------  -----------  -----------
     TOTAL NET REVENUES                                     $        -   $        -   $        -   $        -

General and administrative expenses                         $  (49,104)  $ (177,651)  $ (123,049)  $ (551,387)
Loss on termination agreement with former officer                    -     (117,500)           -     (117,500)
                                                            -----------  -----------  -----------  -----------
    OPERATING LOSS                                          $  (49,104)  $ (295,151)  $ (123,049)  $ (668,887)
                                                            -----------  -----------  -----------  -----------

Other income/(expense):
   Interest income                                          $       81   $    1,328   $      305   $    4,858
   Investment income                                             3,500            -        6,500            -
   Rental income                                                 9,750            -       19,500            -
   Notes payable, discount amortization                         (5,004)      (7,873)     (10,009)     (15,747)
   Other income                                                      -          443            -          753
                                                            -----------  -----------  -----------  -----------

    TOTAL NET OTHER INCOME/(EXPENSE)                        $    8,327   $   (6,102)  $   16,296   $  (10,136)
                                                            -----------  -----------  -----------  -----------

Net loss from continuing operations                         $  (40,777)  $ (301,253)  $ (106,753)  $ (679,023)
   Income from discontinued operations                               -       21,351       94,700       26,416
                                                            -----------  -----------  -----------  -----------
NET LOSS                                                    $  (40,777)  $ (279,902)  $  (12,053)  $ (652,607)
                                                            ===========  ===========  ===========  ===========

PER SHARE:
----------
  Operating loss                                            $    (0.04)  $    (0.27)  $    (0.11)  $    (0.61)
  Total net other income/(expense)                                0.01            -         0.01        (0.01)
                                                            -----------  -----------  -----------  -----------
Net loss from continuing operations                         $    (0.03)  $    (0.27)  $    (0.10)  $    (0.62)
   Income from discontinued operations                               -         0.02         0.09         0.02
                                                            -----------  -----------  -----------  -----------
Net loss                                                    $    (0.03)  $    (0.25)  $    (0.01)  $    (0.60)
                                                            ===========  ===========  ===========  ===========

Weighted average number of common and common
  equivalent shares issued and outstanding                   1,092,053    1,088,803    1,092,053    1,088,803
Weighted average number of common and common
  equivalent shares issuable                                     3,250        6,500        3,250        5,763
                                                            -----------  -----------  -----------  -----------
Total weighted average  number of common and common
   equivalent shares issued and outstanding, and issuable    1,095,303    1,095,303    1,095,303    1,094,566
                                                            ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                   (UNAUDITED)




                               Preferred Stock     Common Stock
                               ---------------  ------------------  Additional
                                # of      $        # of       $      Paid-in   Accumulated
                               Shares   Amount    Shares    Amount   Capital     Deficit       Total
                               ------  -------  ---------  -------  --------  ------------  ----------
BALANCE AT MARCH 31, 2001           -  $     -  1,095,303  $ 2,190  $675,068  $(1,253,239)  $(575,981)

  Net income for six months
    ended September 30, 2001        -        -          -        -         -      (12,053)    (12,053)
                               ------  -------  ---------  -------  --------  ------------  ----------

BALANCE AT SEPTEMBER 30, 2001       -  $     -  1,095,303  $ 2,190  $675,068  $(1,265,292)  $(588,034)
                               ------  -------  ---------  -------  --------  ------------  ----------

See  accompanying  notes  to  consolidated  financial  statements.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     SIX-MONTH PERIODS ENDED
                                                                          SEPTEMBER 30,
                                                                       ---------------------
                                                                         2001        2000
                                                                       ---------  ----------
Cash flow from operating activities:
   NET LOSS                                                            $(12,053)  $(652,607)
   Adjustments to reconcile net income/(loss) to net cash flow from operating activities:
      Depreciation expense                                                4,750       5,410
      Amortization of debt discount                                      10,009      15,747
      Gain on sale of installment loan portfolio                        (95,000)          -
      Loss on termination agreement with former officer                       -     117,500
      Gain on sale of fixed asset                                             -        (793)

   Changes in assets and liabilities:
      (Increase) decrease in assets:
         Other receivables                                                    -      38,219
         Rent receivable from stockholder                                (3,250)          -
         Prepaid expenses                                                   (40)     18,998
         Installment contracts receivable (loans) and loss recovery           -      27,809
         Purchased insurance policies                                         -        (203)
      Increase (decrease) in liabilities:
         Accounts payable - trade, and accrued liabilities               (2,443)    (23,060)
         Other liabilities - contingent                                       -      83,975
                                                                       ---------  ----------
         CASH USED BY OPERATING ACTIVITIES                             $(98,027)  $(369,005)
                                                                       ---------  ----------

Cash flow from investing activities:
             Net proceeds from the sale of installment loan portfolio  $ 95,000   $       -
             Proceeds from sale of fixed asset                                -       1,534
             Proceeds from former officer                                     -      27,500
             Purchase of investments                                    (65,000)          -
             Proceeds received from investments                          65,000           -
                                                                       ---------  ----------
         CASH PROVIDED BY INVESTING ACTIVITIES                         $ 95,000   $  29,034
                                                                       ---------  ----------

Cash flow from financing activities:
          Proceeds received from stock issuance                        $      -   $  80,303
                                                                       ---------  ----------

         CASH PROVIDED BY FINANCING ACTIVITIES                         $      -   $  80,303
                                                                       ---------  ----------

NET DECREASE IN CASH                                                   $ (3,027)  $(259,668)
Cash at beginning of period                                              12,912     373,184
                                                                       ---------  ----------
CASH AT END OF PERIOD                                                  $  9,885   $ 113,516
                                                                       =========  ==========

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES.

There were no non-cash investing or financing activities for the six months ended September 30, 2001. During the six months ended September 30, 2000, the following non-cash investing activity occurred: The Company acquired furniture and fixtures with an estimated market value of $5,000 as a result of the termination agreement with Nunzio P. DeSantis dated September 28, 2000. There were no non-cash financing activities for the six months ended September 30, 2000.

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

The Company's audited consolidated balance sheet as of March 31, 2001, and the accompanying unaudited consolidated financial statements as of September 30, 2001 and 2000, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company adopted "fresh-start" reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value.

With respect to the unaudited consolidated financial statements for the six months ended September 30, 2001 and 2000, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

(2)  GOING  CONCERN.

At September 30, 2001, the Company had net cash of $10,000, and had a negative net equity (i.e., a deficit) of $588,000, which excludes the financial effect of a remaining lease obligation due pursuant to the Albuquerque office lease terms, which totaled approximately $317,000 at September 30, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. It now appears that due to reductions in fixed overhead and personnel, the Company may survive into the third quarter of this fiscal year. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash. Without either an infusion of capital, negotiation of debt relief, purchase of a going concern, and/or the sale or realization of assets for cash at greater than net book value, the Company will have difficulty in meeting its obligations.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company is exploring various strategic options and financial opportunities, including the purchase of certain operating assets of Prinova Capital Group, Inc. ("Prinova"). Prinova is a New Mexico corporation. Prinova is a private, closely-held financial services company, headquartered in Albuquerque, New Mexico. Prinova has no past or present ties or affiliations with any former stockholder, director, or officer of the Company.

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

(3)  FIVE-YEAR  DEBT  OBLIGATION.

As a result of the Debenture debt forgiveness, unsecured, non-interest-bearing debt obligations aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Plan. For financial statement presentation, this debt has been discounted based on an imputed interest rate of 6%; thus, these obligations have been recorded at their discounted value of approximately $511,000 (plus approximately $67,000 in amortization of the discount to date at September 30, 2001).

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

(4)  OFFICE  LEASE.

In February 1999, the Company assumed a lease from International Thoroughbred Breeders, Inc. ("ITB"), pursuant to a legal settlement involving the return of substantial funds to the Company. This lease covers the office space at 600 Central SW in Albuquerque, where the Company has had its offices since August 1997. The Company renegotiated this lease in January 2001. The lease terminates on December 31, 2003, with payments of $7,000 per month for the first year, increasing to $12,325 per month for the second year. Each April 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. At September 30, 2001, the remaining obligation under the lease totaled approximately $317,000. The lease grants two options to extend the term of the lease for five years each. Effective February 1, 2001, the Company subleased a portion of its space on a month-to-month basis to Prinova, the controlling stockholder of the Company. The amount of rental income earned by the Company for the six months ended September 30, 2001 was $19,500.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(5)  RELATED  PARTY  TRANSACTIONS.

Beginning in April 2001 and through August 2001, the Company purchased several fractional assignments of interests held by Prinova Investments, LTD in certain contracts between Prinova Investments, LTD and two other unrelated companies. During the six months ended September 30, 2001, the Company acquired a total of four assignments of interest from Prinova Investments, LTD for a total of $65,000, of which by September 30, 2001 the Company had received the entire balance of $65,000 of its investment plus a profit of $6,500. The Company regards the purchase of these fractional interest rights as an opportunistic, prudent use of Company funds during a time in which it does not have an established business. The income from this activity is being reported as other investment income. In addition, and as stated above, effective February 1, 2001, the Company subleased a portion of its office space to the Company's majority stockholder, Prinova.

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

(7)  EMPLOYEES.

As  of  September  30, 2001, the Company and its subsidiaries had two employees.

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

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(10)     DISCONTINUED  OPERATIONS.

On April 1, 2000, the Company adopted a plan to sell the consumer used-car loan portfolio business. The assets of the loan portfolio consisted primarily of approximately 3,900 car loans, which were more than six months in arrears and had been written off. The Company sold the portfolio to a third party on April 4, 2001 for $95,000, resulting in net income from discontinued operations of $94,700. The sale resulted in a small increase in net equity to the Company, an immediate increase in the Company's total cash on hand, and a decrease in the Company's subsequent monthly cash inflows. The Consolidated Statements of Operations for the six-month periods ended September 30, 2001 and 2000 have excluded the revenues and expenses of the discontinued loan portfolio from the captions applicable to the continuing operations, and the net income from the discontinued operation has been reported separately.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  General

     The financial results described in this Form 10-Q are as of September 30, 2001.


     The Company maintained a residual portfolio of sub-prime consumer used-car loans. On April 1, 2000, the Company adopted a plan to sell this portfolio and has accounted for the loan portfolio as a discontinued operation since this date. On April 4, 2001, the loan portfolio was sold to an unrelated third party for $95,000. The Company also maintains a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the Policies). Policies were no longer purchased after September 1994. For over three years, the Company's activities have concentrated on resolving its (now-concluded) bankruptcy. Additionally, the Company has worked to complete its Registration Statement (as required by the Plan), which was made effective by the SEC in January 2000.

     Beginning in April 2001 and through September 30, 2001, the Company has purchased several fractional assignments of interests held by Prinova Investments, LTD in certain contracts between Prinova Investments, LTD and two other unrelated companies. During the six months ended September 30, 2001, the Company acquired a total of four assignments of interest from Prinova Investments, LTD for a total of $65,000, of which by September 30, 2001 the Company had received the entire balance of $65,000 of its investment plus a profit of $6,500. The Company regards the purchase of these fractional interest rights as an opportunistic, prudent use of Company funds during a time in which it does not have an established business. The income from this activity is being reported as other investment income.


  Results  of Operations: Six-month periods ended September 30, 2001 and 2000

     The Company recorded an operating loss of $123,000 for the six-month period ended September 30, 2001 consisting primarily of professional fees, rent, and salaries. This loss was largely offset by the sale of the sub-prime consumer used-car loan portfolio, resulting in net income from discontinued operations of $94,700.

     General and administrative expenses were $123,000 during the six months ended September 30, 2001, as compared to $551,000 during the six months ended September 30, 2000. The decrease of approximately $428,000 was due primarily to decreases in salaries, professional fees, New Mexico Gaming license expense, and insurance expenses. Additionally, in the six months ended September 30, 2000, there was a non-cash loss on the termination agreement with Nunzio. P. DeSantis, the Company's former CEO, of

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


     approximately $117,000 which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses. No such event occurred during the six months  ended  September  30,  2001

     The impact of non-operating items for the six months ended September 30, 2001 was a net $16,000 in income, compared to a net non-operating loss of $10,000 for the six months ended September 30, 2000. The $16,000 in non-operating income for the present period was primarily due to $7,000 in investment income, and $19,000 in rental income, partially offset by $10,000 in amortization of the imputed discount on the five-year notes payable obligations outstanding. The $10,000 non-operating loss for the same period last year was primarily due to interest income of $5,000, offset by the amortization of the imputed discount on the five-year notes payable obligations outstanding of $15,000.

     The net effect of the foregoing was a net loss of $12,000, or ($0.01) per share, for the six months ended September 30, 2001. The net loss for the same period last year was $653,000, or ($0.60) per share. The $12,000 net loss in the current period was primarily due to the sale of the sub-prime consumer used-car loan portfolio, resulting in income from discontinued operations of approximately $95,000, rental income of $19,000, investment income of $7,000, offset by the amortization of the discount on the notes payable obligations of $10,000 and general and administrative expenses of $123,000, consisting primarily of professional fees, rent and salaries. The $653,000 net loss for the prior period was primarily due to $551,000 in general and administrative expenses, $118,000 loss on the termination agreement with a former officer and $10,000 in net other expenses, partially offset by income from discontinued operations of $26,000. Losses per share for the period ended September 30, 2001 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding, and issuable of 1,095,303 shares. Losses per share for the six months ended September 30, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding, and issuable of 1,094,566.


  Results of Operations:  Three-month periods ended September 30, 2001 and 2000

     The Company recorded a net loss of $41,000 for the three-month period ended September 30, 2001. The loss was primarily due to operating losses and negligible revenue.

     General and administrative expenses were $49,000 during the three months ended September 30, 2001, as compared to $178,000 during the three months ended September 30, 2000. The decrease of approximately $129,000 was primarily due to decreases in legal and professional fees, administrative costs, and salaries. Additionally, in the three months ended September 30, 2000, there was a non-cash loss on the termination agreement with the Company's former CEO of approximately $118,000, as compared to no such event during the three months ended September 30, 2001.

     Total operating losses for the three months ended September 30, 2001, were approximately $49,000, compared to operating losses of approximately
     $295,000 for the three months ended September 30, 2000. The $246,000 reduction in operating losses was primarily due to a decrease of $128,000 in legal and professional fees, administrative costs, and salaries, and the $118,000 loss on the termination agreement.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



     The impact of non-operating items for the three months ended September 30, 2001 was a net income of $8,000 as compared to a net non-operating loss of $6,000 for the three months ended September 30, 2000. The $8,000 net non-operating income for the present period was primarily due to $5,000 in amortization of the imputed discount on the five-year debt obligations outstanding, which was offset by $3,000 of investment income and $10,000 of rental income. The $6,000 non-operating loss for the same period last year was primarily due to the $8,000 amortization of the imputed discount on the five-year debt obligations outstanding, and slightly offset by $1,000 in interest income.

     The Company did not generate income from discontinued operations for the three month period ended September 30, 2001 as compared to $21,000 of income for the same period a year ago.

     The net effect of all of the foregoing was a loss of $41,000, or ($0.03) per share for the three months ended September 30, 2001. The net loss for the same period last year was $280,000, or ($0.25) per share. The $41,000 loss in the current period was due to an operating loss of $49,000 offset by $8,000 of non-operating income. The $280,000 loss for the three months ended September 30, 2000 was due to an operating loss of $295,000 and $6,000 in net other expenses, partially offset by income from discontinued operations of $21,000. Losses per share for the period ended September 30, 2001 and 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable of 1,095,303.


  Liquidity  and  Capital  Resources

     Cash flow from operations was a negative $98,000 for the six months ended September 30, 2001, which was primarily due to payment of general and administrative expenses. This compares to cash flow from operations of a negative $369,000 for the six months ended September 30, 2000.

     The Company's future depends upon the near-term infusion of capital, and/or the infusion of a positive-cash-flow business. At September 30, 2001, the Company had net cash of approximately $10,000, and a negative net equity (i.e., a deficit) of $588,000. This deficit excludes the impact of remaining amounts due pursuant to the Albuquerque office lease obligation, which totaled approximately $317,000 at September 30, 2001.

     Without either an infusion of capital, negotiation of debt relief, purchase of a going concern, and/or the sale or realization of assets for cash at greater than net book value, the Company will have difficulty in meeting its obligations. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. It now appears that due to reductions in fixed overhead and personnel, the Company may survive into the third quarter of this fiscal year. The Company will run out of cash before it can secure new capital, negotiate debt relief, or take other appropriate steps toward profitability, and likely will require some form of interim financing or a short term loan.

                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS



     The Company's portfolio of unmatured viatical insurance policies totaled five at September 30, 2001, having a combined face value of $366,000, and a net book value of $52,000. The Company generally ceased purchasing policies in September 1994. Future revenues from the policy portfolio will be irregular, if any. Some of these policies may be sellable.

     For the six months ended September 30, 2001, $95,000 was provided by investing activities consisting of proceeds of $95,000 received from the sale of the installment loan portfolio to an unrelated third party. The Company also entered into various agreements with Prinova Investments, LTD, a subsidiary of Prinova Capital Group, Inc., to purchase fractional interests in certain contracts Prinova Investments, LTD has with third parties. The Company entered into the contracts disbursing $65,000 to Prinova Investments, LTD during the six months ended September 30, 2001. At the end of the contract period $65,000 was returned to the Company with a ten percent profit on its investment of $6,500. For the six months ended September 30, 2000, cash used by investing activities was $29,000 which was primarily the result of the receipt of funds related to the termination agreement of Nunzio P. DeSantis the Company's former CEO.

     There was no significant cash provided or used by financing activities for the six months ended September 30, 2001. For the six months ended September 30, 2000, $80,000 in cash was provided by financing activities from the issuance of stock.

     In total, the Company decreased its cash by $3,000 during the six months ended September 30, 2001, to a total of $10,000. The decrease was largely due to cash used in operations offset by cash provided by investing activities during the current period. In comparison, there was a $260,000 decrease in cash during the six months ended September 30, 2000, primarily due to cash used in operating activities offset by cash provided by financing activities.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

         Not  applicable.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

SEC  Investigation.  In numerous previous filings the Company has disclosed that
------------------
in February 1999 the United States Securities and Exchange Commission ("SEC") began to investigate certain activities of the Company with respect to an exchange offer made in September 1996. On January 8, 2001, the Company submitted an offer of settlement to the SEC, which offer was accepted. On April 19, 2001 the SEC imposed a Cease and Desist Order (the "Order") against the Company requiring it to cease and desist from committing or causing any violation and any future violation of Sections 10(b), 13(a), 13(e), and 14(e) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, 13a-13, 13e-4(j), and 14e-5 thereunder, but imposed no monetary or other penalty against the Company. With the imposition of the Order, the SEC investigation ended, and, apart from its continuing obligations under the Order, the Company regards the matter concluded.

AutoLend  Group,  Inc. vs. Vincent Villanueva.  In numerous previous filings the
---------------------------------------------
Company disclosed that following the conclusion of its bankruptcy case in January 2000, a former director, Mr. Vincent Villanueva, filed for payment of his legal fees (estimated between $7,000 and $15,000) stemming from his defense of an adversary action initiated by the Company as part of the bankruptcy proceeding. Following motion practice, the Bankruptcy Court ruled in the Company's favor on April 26, 2001 regarding the Villanueva claim for reimbursement of legal expenses, and the Company regards the matter concluded.

New  Mexico Gaming Lawsuit.  On April 24, 2001 the State of New Mexico filed and
--------------------------
on May 16, 2001 the Company was served a summons and complaint for monies owed in the amount of $31,286. The Company allegedly incurred these expenses during its attempt to enter the New Mexico gaming industry, which attempt subsequently failed. The lawsuit was filed in the Second District Court and assigned civil docket number 2001-02861. On June 18, 2001 an attorney entered an appearance on behalf of the Company.



ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS.

          None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

          Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

          None.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES



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

                                          AUTOLEND  GROUP,  INC.
                                          (Registrant)


SIGNATURE                        TITLE                        DATE
------------------               ---------------              -----------------

/s/John  D.  Emery               Acting President             November 14, 2001
------------------
John  D. Emery