Form 10-Q
period 2001-12-31
AUTOLEND GROUP INC
filed 2002-02-19
CIK 851697

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
  (Mark One:)

     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes [X]  No  [ ].

Applicable only to Registrants involved in bankruptcy proceedings during the preceding five years:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.   Yes [X]  No  [ ].

Applicable  only  to  corporate  issuers:
The number of shares outstanding of the Registrant's common stock was 1,095,303 at February 18, 2001.

================================================================================

                         AUTOLEND GROUP, INC. AND SUBSIDIARIES

                                   TABLE OF CONTENTS
                                                                                    Page
                                                                                    ----
                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

    Consolidated Balance Sheets as of December 31, 2001 and March 31, 2001. . . . .   3

    Consolidated Statements of Operation for the three-month and nine-month periods
      ended December 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . .   4

    Consolidated Statement of Changes in Stockholders' Equity/(Deficit) for the
      nine-month period ended December 31, 2001 . . . . . . . . . . . . . . . . . .   5

    Consolidated Statements of Cash Flow for the nine-month periods
      ended December 31, 2001 and 2000. . . . . . . . . . . . . . . . . . . . . . .   6

    Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . .   7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk. . . . . . . . .  14

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . . . . . .  15
Item 3.  Default Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . .  15
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . .  15
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .  15

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


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

                                  AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                       CONSOLIDATED BALANCE SHEETS


                                                                             December 31,    March 31,
                                                                                 2001           2001
                                                                            --------------  ------------
                                                                             (unaudited)     (audited)
ASSETS:
        Cash                                                                $       2,742   $    12,912
        Prepaid expenses                                                                -           151
        Prepaid franchise tax                                                       4,788         4,788
                                                                            --------------  ------------

               TOTAL CURRENT ASSETS                                                 7,530        17,851

        Deposits                                                                   10,000        10,000
        Purchased insurance policies at estimated market value; face
             value of $366,044 at December 31, 2001 and March 31, 2001             52,037        52,037
        Fixed assets, less accumulated depreciation of $31,501 at
             December 31, 2001, and $24,376 at March 31, 2001                      24,690        31,815
                                                                            --------------  ------------
TOTAL ASSETS                                                                $      94,257   $   111,703
                                                                            ==============  ============

LIABILITIES:
        Accounts payable - other                                            $      29,154   $    17,364
        Accrued contingent payroll                                                 33,225        33,225
        Accrued contingent liabilities                                             37,642        68,930
        Note payable to related party                                              21,445
        Current portion of notes payable to stockholders                          287,949       287,949
        Accrued amortization - notes payable to stockholders                       72,447        57,432
                                                                            --------------  ------------
              TOTAL CURRENT LIABILITIES                                           481,862       464,900

        Long-term portion of notes payable to stockholders                        222,784       222,784
                                                                            --------------  ------------
TOTAL LIABILITIES                                                                 704,646       687,684

STOCKHOLDERS' EQUITY/(DEFICIT):
   Preferred stock, $.002 par value.  Authorized 5,000,000 shares.  No                  -             -
      shares issued or outstanding at December 31, 2001 or March 31, 2001
   Common stock, $.002 par value.  Authorized 40,000,000 shares.
            Issued and outstanding 1,092,053 shares at December 31, 2001
                   and March 31, 2001                                               2,184         2,184
            Issuable 3,250 shares at December 31, 2001 and March 31, 2001               6             6
   Additional paid-in capital                                                     675,068       675,068
   Accumulated deficit                                                         (1,287,647)   (1,253,239)
                                                                            --------------  ------------
             TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)                                (610,389)     (575,981)
                                                                            --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)                        $      94,257   $   111,703
                                                                            ==============  ============

          See accompanying notes to consolidated financial statements.

                                     AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                              THREE-MONTH PERIODS        NINE-MONTH PERIODS
                                                                ENDED DECEMBER 31,       ENDED DECEMBER 31,
                                                            ------------------------  ------------------------
                                                               2001         2000         2001         2000
                                                            -----------  -----------  -----------  -----------
Revenues:
  Revenues from matured insurance policies                  $        -   $        -   $        -   $        -
                                                            -----------  -----------  -----------  -----------

     Gross revenues                                                  -            -            -            -
  Cost of matured insurance policies                                 -            -            -            -
                                                            -----------  -----------  -----------  -----------

     TOTAL NET REVENUES                                     $        -   $        -   $        -   $        -

General and administrative expenses                         $  (52,246)  $ (177,146)  $ (175,295)  $ (728,533)
Loss on termination agreement with former officer                    -            -            -     (117,500)
                                                            -----------  -----------  -----------  -----------
    OPERATING LOSS                                          $  (52,246)  $ (177,146)  $ (175,295)  $ (846,033)
                                                            -----------  -----------  -----------  -----------
Other income/(expense):
   Interest income                                          $       14   $      665   $      319   $    5,523
   Investment income                                                 -            -        6,500            -
   Gain on ITB Settlement                                       10,000       10,000
   Gain on State Assessment Settlement                          21,286       21,286
   Rental income                                                13,000            -       32,500            -
   Notes payable, discount amortization                         (5,004)      (3,703)     (15,013)     (19,450)
   Other income                                                    595           60          595          813
                                                            -----------  -----------  -----------  -----------
    TOTAL NET OTHER INCOME/(EXPENSE)                        $   29,891   $    7,022   $   46,187   $   (3,114)
                                                            -----------  -----------  -----------  -----------
Net loss from continuing operations                         $  (22,355)  $ (170,124)  $ (129,108)  $ (849,147)
   Income from discontinued operations                               -       15,567       94,700       41,981
                                                            -----------  -----------  -----------  -----------
NET LOSS                                                    $  (22,355)  $ (154,557)  $  (34,408)  $ (807,166)
                                                            ===========  ===========  ===========  ===========
PER SHARE:
----------
  Operating loss                                            $    (0.05)  $    (0.16)  $    (0.16)  $    (0.77)
  Total net other income/(expense)                                0.03         0.01         0.04        (0.00)
                                                            -----------  -----------  -----------  -----------
Net loss from continuing operations                         $    (0.02)  $    (0.15)  $    (0.12)  $    (0.77)
   Income from discontinued operations                               -         0.01         0.09         0.03
                                                            -----------  -----------  -----------  -----------
Net loss                                                    $    (0.02)  $    (0.14)  $    (0.03)  $    (0.74)
                                                            ===========  ===========  ===========  ===========

Weighted average number of common and common
  equivalent shares issued and outstanding                   1,092,053    1,088,803    1,092,053    1,088,803

Weighted average number of common and common
  equivalent shares issuable                                     3,250        6,500        3,250        6,009
                                                            -----------  -----------  -----------  -----------
Total weighted average  number of common and common
   equivalent shares issued and outstanding, and issuable    1,095,303    1,095,303    1,095,303    1,094,812
                                                            ===========  ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                                AUTOLEND GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                                             (UNAUDITED)


                              Preferred Stock     Common Stock
                              ---------------  ------------------ Additional
                               # of     $        # of       $      Paid-in   Accumulated
                              Shares  Amount    Shares    Amount   Capital     Deficit       Total
                              ------  -------  ---------  -------  --------  ------------  ----------
BALANCE AT MARCH 31, 2001          -  $     -  1,095,303  $ 2,190  $675,068  $(1,253,239)  $(575,981)

  Net income for nine months
    ended December 31, 2001        -        -          -        -         -      (34,408)    (34,408)
                              ------  -------  ---------  -------  --------  ------------  ----------

BALANCE AT DECEMBER 31, 2001       -  $     -  1,095,303  $ 2,190  $675,068  $(1,287,647)  $(610,389)
                              ------  -------  ---------  -------  --------  ------------  ----------

          See accompanying notes to consolidated financial statements.

                            AUTOLEND GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (UNAUDITED)

                                                                      NINE-MONTH PERIODS ENDED
                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          2001        2000
                                                                       ----------  ----------
Cash flow from operating activities:
   NET LOSS                                                            $ (34,408)  $(807,166)
   Adjustments to reconcile net income/(loss) to net cash flow from operating activities:
      Depreciation expense                                                 7,125       7,979
      Amortization of debt discount                                       15,013      19,450
      Gain on sale of installment loan portfolio                         (95,000)          -
      Loss on termination agreement with former officer                        -     117,500
      Gain on sale of fixed asset                                              -        (853)

   Changes in assets and liabilities:
      (Increase) decrease in assets:
         Other receivables                                                     -      38,749
         Deposits                                                                    (10,000)
         Receivable from former officer                                        -      27,500
         Prepaid expenses                                                    151      21,061
         Installment contracts receivable (loans) and loss recovery            -      33,109
         Purchased insurance policies                                          -        (203)
      Increase (decrease) in liabilities:
         Accounts payable - trade, and accrued liabilities                11,790      53,258
         Note receivable - related party                                  21,445
         Other liabilities - contingent                                  (31,286)    100,799
                                                                       ----------  ----------

         CASH USED BY OPERATING ACTIVITIES                             $(105,170)  $(398,817)
                                                                       ----------  ----------
Cash flow from investing activities:
             Net proceeds from the sale of installment loan portfolio  $  95,000   $       -
             Proceeds from sale of fixed asset                                 -       1,594
             Purchase of fixed assets                                          -      (1,279)
             Purchase of investments                                     (65,000)          -
             Proceeds received from investments                           65,000           -
                                                                       ----------  ----------
         CASH PROVIDED BY INVESTING ACTIVITIES                         $  95,000   $     315
                                                                       ----------  ----------
Cash flow from financing activities:
          Proceeds received from stock issuance                        $       -   $  80,303
                                                                       ----------  ----------
         CASH PROVIDED BY FINANCING ACTIVITIES                         $       -   $  80,303
                                                                       ----------  ----------
NET DECREASE IN CASH                                                   $ (10,170)  $(318,199)
Cash at beginning of period                                               12,912     373,184
                                                                       ----------  ----------
CASH AT END OF PERIOD                                                  $   2,742   $  54,985
                                                                       ==========  ==========


NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES.

There were no non-cash investing or financing activities for the nine months ended December 31, 2001. During the nine months ended December 31, 2000, the following non-cash investing activity occurred: The Company acquired furniture and fixtures with an estimated market value of $5,000 as a result of the termination agreement with Nunzio P. DeSantis dated September 28, 2000. There were no non-cash financing activities for the nine months ended December 31, 2000.

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

The Company's audited consolidated balance sheet as of March 31, 2001, and the accompanying unaudited consolidated financial statements as of December 31, 2001 and 2000, have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7. While it was in Chapter 11, the Company adopted "fresh-start" reporting and gave effect to its emergence as of March 5, 1999. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value.

With respect to the unaudited consolidated financial statements for the nine months ended December 31, 2001 and 2000, it is the Company's opinion that all necessary adjustments (consisting of normal and recurring adjustments) have been included to present a fair statement of results for the interim periods. These statements should be read in conjunction with the Company's consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to the general rules and regulations promulgated by the Securities and Exchange Commission (the "SEC").

(2)  GOING CONCERN.

At December 31, 2001, the Company had net cash of $2,000, and had a negative net equity (i.e., a deficit) of $640,000, which excludes the financial effect of a remaining lease obligation due pursuant to the Albuquerque office lease terms, which totaled approximately $317,000 at December 31, 2001. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. It now appears that due to reductions in fixed overhead and personnel, the Company may survive into the fourth quarter of this fiscal year. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash. Without either an infusion of capital, negotiation of debt relief, purchase of a going concern, and/or the sale or realization of assets for cash at greater than net book value, the Company will have difficulty in meeting its obligations.

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

(3)  FIVE-YEAR DEBT OBLIGATION.

As a result of the Debenture debt forgiveness, unsecured, non-interest-bearing debt obligations aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Plan. For financial statement presentation, this debt has been discounted based on an imputed interest rate of 6%; thus, these obligations have been recorded at their discounted value of approximately $511,000 (plus approximately $77,000 in amortization of the discount to date at December 31, 2001).

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

(4)  OFFICE LEASE.

In February 1999, the Company assumed a lease from International Thoroughbred Breeders, Inc. ("ITB"), pursuant to a legal settlement involving the return of substantial funds to the Company. This lease covers the office space at 600 Central SW in Albuquerque, where the Company has had its offices since August 1997. The Company renegotiated this lease in January 2001. The lease terminates on December 31, 2003, with payments of $7,000 per month for the first year, increasing to $12,325 per month for the second year. Each April 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. At December 31, 2001, the remaining obligation under the lease totaled approximately $317,000. The lease grants two options to extend the term of the lease for five years each. Effective February 1, 2001, the Company subleased a portion of its space on a month-to-month basis to Prinova, the controlling stockholder of the Company. The amount of rental income earned by the Company for the six months ended December 31, 2001 was $32,500.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(5)  RELATED PARTY TRANSACTIONS.

Beginning in April 2001 and through August 2001, the Company purchased several fractional assignments of interests held by Prinova Investments, LTD in certain contracts between Prinova Investments, LTD and two other unrelated companies. During the nine months ended December 31, 2001, the Company acquired a total of four assignments of interest from Prinova Investments, LTD for a total of $65,000, of which by December 31, 2001 the Company had received the entire balance of $65,000 of its investment plus a profit of $6,500. The Company regards the purchase of these fractional interest rights as an opportunistic, prudent use of Company funds during a time in which it does not have an established business. The income from this activity is being reported as other investment income. In addition, and as stated above, effective February 1, 2001, the Company subleased a portion of its office space to the Company's majority stockholder, Prinova.
In November 2001 the Company entered into a debt arrangement with Prinova for a total of $50,000 that may be drawn on an as needed basis. The terms of the note include interest at 12% and payment on or before December 31, 2002. The note is secured by the first proceeds from the potential sale of the viatical settlements and the property and equipment of the Company.

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

(7)  EMPLOYEES.

As of December 31, 2001, the Company and its subsidiaries had two employees.

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

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(10) DISCONTINUED OPERATIONS.

On April 1, 2000, the Company adopted a plan to sell the consumer used-car loan portfolio business. The assets of the loan portfolio consisted primarily of approximately 3,900 car loans, which were more than six months in arrears and had been written off. The Company sold the portfolio to a third party on April 4, 2001 for $95,000, resulting in net income from discontinued operations of $94,700. The sale resulted in a small increase in net equity to the Company, an immediate increase in the Company's total cash on hand, and a decrease in the Company's subsequent monthly cash inflows. The Consolidated Statements of Operations for the nine-month periods ended December 31, 2001 and 2000 have excluded the revenues and expenses of the discontinued loan portfolio from the captions applicable to the continuing operations, and the net income from the discontinued operation has been reported separately.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  General

     The financial results described in this Form 10-Q are as of December 31, 2001.


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

     Beginning in April 2001 and through December 31, 2001, the Company has purchased several fractional assignments of interests held by Prinova Investments, LTD in certain contracts between Prinova Investments, LTD and two other unrelated companies. During the nine months ended December 31, 2001, the Company acquired a total of four assignments of interest from Prinova Investments, LTD for a total of $65,000, of which by December 31, 2001 the Company had received the entire balance of $65,000 of its investment plus a profit of $6,500. The Company regards the purchase of these fractional interest rights as an opportunistic, prudent use of Company funds during a time in which it does not have an established business. The income from this activity is being reported as other investment income.


  Results  of Operations: Nine-month periods ended December 31, 2001 and 2000

     The Company recorded an operating loss of $175,000 for the nine-month period ended December 31, 2001 consisting primarily of professional fees, rent, and salaries. This loss was largely offset by the sale of the sub-prime consumer used-car loan portfolio, resulting in net income from discontinued operations of $94,700.

     General and administrative expenses were $175,000 during the nine months ended December 31, 2001, as compared to $728,000 during the nine months ended December 31, 2000. The decrease of approximately $553,000 was due primarily to decreases in salaries, professional fees, New Mexico Gaming license expense, and insurance expenses. Additionally, in the nine months ended December 31, 2000, there was a non-cash loss on the termination agreement with Nunzio. P. DeSantis, the Company's former CEO, of approximately $117,000 which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses. No such event occurred during the nine months ended December 31, 2001

     The impact of non-operating items for the nine months ended December 31, 2001 was a net $46,000 in income, compared to a net non-operating loss of $3,000 for the nine months ended December 31, 2000. The $46,000 in non-operating income for the present period was primarily due to $7,000 in investment income, $21,000 of gain on the State Assessment Settlement, and $32,000 in rental income, partially offset by $15,000 in amortization of the imputed discount on the five-year notes payable obligations outstanding. The $3,000 non-operating loss for the same period last year was primarily due to interest income of $5,000, offset by the amortization of the imputed discount on the five-year notes payable obligations outstanding of $19,000.

     The net effect of the foregoing was a net loss of $34,000, or ($0.03) per share, for the nine months ended December 31, 2001. The net loss for the same period last year was $807,000, or ($0.74) per share. The $34,000 net loss in the current period was primarily due to the sale of the sub-prime consumer used-car loan portfolio, resulting in income from discontinued operations of approximately $95,000, rental income of $32,000, $21,000 of gain on the State Assessment Settlement, investment income of $7,000, offset by the amortization of the discount on the notes payable obligations of $13,000 and general and administrative expenses of $185,000, consisting primarily of professional fees, rent and salaries. The $807,000 net loss for the prior period was primarily due to $728,000 in general and administrative expenses, $118,000 loss on the termination agreement with a former officer and $10,000 in net other expenses, partially offset by income from discontinued operations of $42,000. Losses per share for the period ended December 31, 2001 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding, and issuable of 1,095,303 shares. Losses per share for the nine months ended December 31, 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding, and issuable of 1,094,812.


  Results of Operations: Three-month periods ended December 31, 2001 and 2000

     The Company recorded a net loss of $22,000 for the three-month period ended December 31, 2001. The loss was primarily due to operating losses and negligible revenue.

     General and administrative expenses were $52,000 during the three months ended December 31, 2001, as compared to $177,000 during the three months ended December 31, 2000. The decrease of approximately $125,000 was primarily due to decreases in legal and professional fees, administrative costs, and salaries.

     Total operating losses for the three months ended December 31, 2001, were approximately $22,000, compared to operating losses of approximately
     $154,000 for the three months ended December 31, 2000. The $132,000 reduction in operating losses was primarily due to a decrease of $115,000 in legal and professional fees, administrative costs, and salaries.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     The impact of non-operating items for the three months ended December 31, 2001 was a net income of $30,000 as compared to a net non-operating income of $7,000 for the three months ended December 31, 2000. The $30,000 net non-operating income for the present period was primarily due to $5,000 in amortization of the imputed discount on the five-year debt obligations outstanding, which was offset by $13,000 of rental income and $21,000 of gain on the State Assessment Settlement. The $7,000 non-operating income for the same period last year was primarily due to the $3,000 amortization of the imputed discount on the five-year debt obligations outstanding, and slightly offset by $1,000 in interest income and $10,000 gain from the ITB Settlement.

     The Company did not generate income from discontinued operations for the three month period ended December 31, 2001 as compared to $15,000 of income for the same period a year ago.

     The net effect of all of the foregoing was a loss of $22,000, or ($0.02) per share for the three months ended December 31, 2001. The net loss for the same period last year was $154,000, or ($0.14) per share. The $22,000 loss in the current period was due to an operating loss of $52,000 offset by $30,000 of non-operating income. The $154,000 loss for the three months ended December 31, 2000 was due to an operating loss of $177,000, partially offset by income from discontinued operations of $15,000. Losses per share for the period ended December 31, 2001 and 2000 were calculated based upon the weighted average number of common and common equivalent shares issued and outstanding and issuable of 1,095,303.


  Liquidity  and  Capital  Resources

     Cash flow from operations was a negative $105,000 for the nine months ended December 31, 2001, which was primarily due to payment of general and administrative expenses. This compares to cash flow from operations of a negative $398,000 for the nine months ended December 31, 2000.

     The Company's future depends upon the near-term infusion of capital, and/or the infusion of a positive-cash-flow business. At December 31, 2001, the Company had net cash of approximately $3,000, and a negative net equity (i.e., a deficit) of $610,000. This deficit excludes the impact of remaining amounts due pursuant to the Albuquerque office lease obligation, which totaled approximately $299,000 at December 31, 2001.

     Without either an infusion of capital, negotiation of debt relief, purchase of a going concern, and/or the sale or realization of assets for cash at greater than net book value, the Company will have difficulty in meeting its obligations. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March 31, 2002. It now appears that due to reductions in fixed overhead and personnel, the Company may survive into the fourth quarter of this fiscal year. The Company will run out of cash before it can secure new capital, negotiate debt relief, or take other appropriate steps toward profitability, and likely will require some form of interim financing or a short term loan.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     The Company's portfolio of unmatured viatical insurance policies totaled five at December 31, 2001, having a combined face value of $366,000, and a net book value of $52,000. The Company generally ceased purchasing policies in September 1994. Future revenues from the policy portfolio will be irregular, if any. Some of these policies may be sellable.

     For the nine months ended December 31, 2001, $95,000 was provided by investing activities consisting of proceeds of $95,000 received from the sale of the installment loan portfolio to an unrelated third party. The Company also entered into various agreements with Prinova Investments, LTD, a subsidiary of Prinova Capital Group, LLC, to purchase interests in certain contracts Prinova Investments, LTD has with third parties. The
     Company entered into the contracts disbursing $65,000 to Prinova Investments, LTD during the nine months ended December 31, 2001. At the end of the contract period $65,000 was returned to the Company with a ten percent profit on its investment of $6,500. By contrast, there were no significant investing activities for the comparable nine-month period ending December 31, 2000. For the nine months ended December 31, 2000, cash used by investing activities was $300 which was primarily the result of the receipt of funds related to the sale of fixed assets.

     There was no significant cash provided or used by financing activities for the nine months ended December 31, 2001. For the nine months ended December 31, 2000, $80,000 in cash was provided by financing activities from the issuance of stock.

     In total, the Company decreased its cash by $10,000 during the nine months ended December 31, 2001, to a total of $3,000. The decrease was largely due to cash used in operations offset by cash provided by investing activities during the current period. In comparison, there was a $318,000 decrease in cash during the nine months ended December 31, 2000, primarily due to cash used in operating activities offset by cash provided by financing activities.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

         Not applicable.

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

New  Mexico  Gaming  Lawsuit.  On May 16, 2001, the Company was served a summons
----------------------------
for monies owed to the New Mexico Gaming Control Board for reimbursement of $31,286 in expenses associated with the Company's failed attempt to enter the gaming industry ("New Mexico Gaming Lawsuit"). The Company was required to file an Answer to the Complaint or a responsive motion within 30 days after the summons was served, with the Clerk of the Second Judicial District, County of Bernalillo, State of New Mexico.


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

                                          AUTOLEND GROUP, INC.
                                          (Registrant)


SIGNATURE                       TITLE                       DATE
---------                       -----                       ----

/s/ Luther  Reynolds            President                   February 18, 2002
-----------------------
    Luther  Reynolds