Form 10-K
period 2002-03-31
AUTOLEND GROUP INC
filed 2002-08-14
CIK 851697

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934
          For the transition period from _____ to _____

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


                                 (505) 768-1000
                                 --------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
      --------------------             -----------------------------------------
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
Yes  X   No.
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares outstanding of the registrant's Common Stock was 1,095,303 at June 21, 2002.

The market value of the voting stock of the registrant held by nonaffiliates of the registrant on June 21, 2002 was not determinable.

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
                   ---     ---

                                      TABLE OF CONTENTS

Part I
          Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
          Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
          Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   4
          Item 4.   Submission of Matters to a Vote of Securities Holders. . . . . . .   4
Part II
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . .   5
          Item 6.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations. . . . . . . . . . . . . . . . . . . . . . .   6
          Item 7.   Financial Statements and Supplementary Data. . . . . . . . . . . .  10
          Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .  14
Part III
          Item 9.   Directors and Executive Officers of the Registrant . . . . . . . .  14
          Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .  14
          Item 11.  Security Ownership of Certain Beneficial Owners and Management . .  15
          Item 12.  Certain Relationships and Related Transactions . . . . . . . . . .  17
          Item 13   Certain Relationships and Related Transactions . . . . . . . . . .  18
          Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K  19
          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                                     PART I


ITEM  1.  BUSINESS.

GENERAL

AutoLend Group, Inc. (the "Company") is a holding company headquartered in Albuquerque, New Mexico. The Company is currently winding down two businesses.
Historically  the  Company  primarily  operates  through  its  subsidiaries.

     1. AutoLend Corporation maintained a residual portfolio of sub-prime consumer used-car loan contracts purchased from used-car dealers (also referred to as installment contracts receivable, or the "Loans"). AutoLend Corporation ceased purchasing these Loans in December 1995. This portfolio consisted entirely of inactive loans that had been more than six months in arrears and had been written off. On April 1, 2000, AutoLend Corporation adopted a plan to sell the Loan portfolio and has treated this portfolio as a discontinued operation since that date. On April 4, 2001 the Loan portfolio was sold to an unrelated third party for $95,000.

     2. American Life Resources Group, Inc., and LBNM, Inc. maintain portfolios of unmatured life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). This subsidiary ceased purchasing Policies in September 1994. The four remaining Policies have an aggregate face value of approximately $356,000 and a net book value of $50,000 on March 31, 2002.

NOTE: THE COMPANY IS NOT AFFILIATED WITH THE WEBSITE WWW.AUTOLEND.COM, NOR IS THE COMPANY AFFILIATED WITH THE MIAMI-BASED BUSINESS, AUTOLEND IAP (WHICH IS OWNED BY AUCTION FINANCE GROUP, INC.)

BANKRUPTCY

The Company sought protection under Chapter 11 of the U.S. Bankruptcy Code on September 22, 1997. Between September 22, 1997 and January 13, 2000, the Company concentrated its efforts on addressing the legal and financial problems that caused the Company to file for protection under Chapter 11.

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

On January 13, 2000, in connection with the resolution of the bankruptcy, unsecured creditors received payments for 100 percent of their allowed claims.
Likewise, qualified former Debenture holders have received, in aggregate, $2.9 million in cash payments, as well as stock in the reorganized Company, and $609,000 (undiscounted) uncollateralized, non-interest-bearing note obligations.

These note obligations are payable in five equal annual installments of $121,800. However, the first, second, and third annual payments of $122,000 scheduled for March 5, 2000, March 5, 2001, and March 5, 2002, respectively have not yet been made. The Company cannot make those payments.


GOING  CONCERN

At March 31, 2002, the Company had cash and cash equivalents of $400, and a negative net equity of $644,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $243,000 at March 31, 2002. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through to fiscal year ending March 31, 2003. The Company is exploring various strategic options and financial opportunities including the possibility of a merger with Prinova Capital Group, Inc. ("Prinova Inc."). Prinova Inc. is a New Mexico corporation, which is a private, closely-held financial services company, headquartered in Albuquerque, New Mexico. Prinova Inc. has no past or present ties or affiliations to any shareholder, director, or officer of the Company prior to October 2000. From October 2000 to January 29, 2002, Mr. Vincent Garcia, the majority owner of Prinova Inc., was a member of the Company's Board of Directors.

Due to the legal opinion of the Company's former counsel, the first annual $122,000 notes payable payments due in March 2000, were not made as originally scheduled, and as of the date of this filing, have not been made. Additionally, the second and third annual $122,000 payments due in March 2002, and 2001 have also not been made as of the date of the filing. To date, there have been no demands from the debenture holders. The Company cannot make these payments.


CHANGE  IN  CONTROL

Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, changed hands in a private sale between two third parties. The buyer and new majority owner of the Company is Prinova Capital Group LLC ("Prinova LLC"). Prinova LLC is a separate entity from Prinova Inc., though under the same general ownership and control as Prinova Inc. Prinova LLC is a New Mexico limited liability company, which is a private, closely-held company, headquartered in Albuquerque, New Mexico.

Effective January 29, 2002, three new directors were appointed to the Company's Board of Directors. They are: Mr. Luther W. Reynolds, Mr. Augustine Chris Baca, and Mr. Werner Gellert. All members of the Company's Board of Directors are from Albuquerque, New Mexico.

Mr. Luther W. Reynolds was also appointed President of the Company. Mr. Reynolds has been a business consultant in private practice for fifteen years, and has held executive positions in banking, utility companies, and wholesales companies. Mr. Reynolds is a Certified Public Accountant and holds an MBA from The University of Texas at Austin. In addition Mr. Reynolds has served as a member of the Board of Directors for several profit and non-profit organizations.

On January 29, 2002 Mr. Chris Baca was also appointed the Vice President of the Company. Mr. Baca is the President and Chief Executive Officer of two not-for-profit organizations in Central New Mexico. Mr. Baca hold's a Master's Degree in Public Administration from the University of New Mexico. Mr. Baca has also completed certificate programs and fellowship programs from Harvard University, JFK School of Government and Kellogg National Leadership Fellow. Mr. Baca has served on the Board of Directors for several profit and non-profit organizations.

Mr. Werner Gellert was appointed as the Secretary of the Company. Mr. Gellert has spent most of his career as an international banker in the United States. He currently is the founder of a museum and study center in Albuquerque, NM. Mr. Gellert was born in Breslau, Germany and educated in Germany, China and the United States. Mr. Gellert holds a Bachelor of Arts degree from National Ching Tung University in Shanghai, China. He has attended additional classes from the University of Denver and Hebrew Union College in Los Angeles, California.

After the appointment of Mr. Reynolds, Mr. Baca, and Mr. Gellert to the Board of Directors, Mr. John Emery tendered his resignation as an officer and the Chairman and Secretary of the Board of Directors and acting President of the company. Mr. Vincent Garcia tendered his resignation as a member of the Board of Directors for the Company and in all other capacities, which the Board accepted.


EMPLOYEES

As of June 21, 2002, the Company and its subsidiaries had no employees. Accounting and management services are being contracted from Prinova Inc.

ITEM  2.  PROPERTIES.

During February 1999, the Company assumed the lease on its offices at 600 Central SW, Albuquerque, New Mexico pursuant to a legal settlement involving the return of funds to the Company. In January 2001, the Company renegotiated its lease. The lease terminates on December 31, 2003, and the lease payments are $7,000 per month for the first year and increase to $12,900 per month for the second year. Each January 1, the lease payments may be adjusted according to any changes in the Consumer Price Index. Additionally, as of February 1, 2001, the Company centered into a month-to-month sublease with Prinova Inc. for $3,250 per month.

Rent expense for operating leases was approximately $90,000 for the fiscal year-ended March 31, 2002, as compared to rent expense of $115,000 for the fiscal year ended March 31, 2001.

ITEM  3.  LEGAL  PROCEEDINGS.

New Mexico Gaming Lawsuit. On May 16, 2001, the Company was served a summons for
-------------------------
moneys owed to the New Mexico Gaming Control Board for reimbursement of $31,286 in expenses associated with the Company's failed attempt to enter the gaming industry ("New Mexico Gaming Lawsuit"). In December 2001 the Company negotiated a settlement for $10,000 with the New Mexico Gaming Control Board. The Company has no additional liability regarding the lawsuit.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On April 18, 2000, the subscription under the Registration Statement concluded, and the new ownership of the Company was established. On or about April 20, 2000, the shares of new common stock were distributed, resulting in new total stock outstanding of 1,088,803 shares. As of March 31, 2002 the number of shares of common stock issued and outstanding were 1,095,303. The Company's stock is presently available for trade via the NQB Pink Sheets. The new ticker symbol is "ALEN," and the new shares have a new Cusip number, 052786 308. The new shares bear the legend "AutoLend Group, Inc.," and are green.

Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, changed hands in a private sale between two third parties. The buyer and new majority owner is Prinova LLC, a closely-held New Mexico limited liability company, headquartered in New Mexico.

The following table states for the periods indicated the range of high and low bid prices for the old and new Common Stock and Class A Warrants as reported on the Electronic Bulletin Board. The prices reflect inter-dealer prices without markup, markdown, or commissions and may not necessarily represent actual transactions.

                                                        Common  Stock
                                                     --------------------
                                                     High             Low
                                                     ----             ---
      Fiscal  Year  ended  March  31,  2001:
     ---------------------------------------
      Quarter  ended  June  30,  2000  (1)            n/a             n/a
      Quarter  ended  September  30,  2000  (1)       n/a             n/a
      Quarter  ended  December  31,  2000  (1)        n/a             n/a
      Quarter  ended  March 31, 2001 (1)              n/a             n/a


      Fiscal  Year  ended  March  31,  2002:
      --------------------------------------
      Quarter  ended  June  30,  2001  (1)            n/a             n/a
      Quarter  ended  September  30,  2001  (1)       n/a             n/a
      Quarter  ended  December  31,  2001  (1)        n/a             n/a
      Quarter  ended  March 31, 2002 (1)              n/a             n/a

     (1)  There have been no trades of the new stock during the quarter.


The Company has paid no dividends on its Common Stock. The Company presently intends to retain any earnings to finance the development of its future business, if any.

ITEM  6.  SELECTED  FINANICAL  DATA.

The following selected financial data of the Company for the fiscal years ended March 31, 2002, 2001, 2000, 1999, 1998 has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and the notes thereto.

The predecessor Company's financial statements (prior to March 6, 1999) are not comparable to the reorganized Company's financial statements (subsequent to March 5, 1999).

                                                                 Fiscal Years Ended March 31:
                                                         ---------------------------------------------
                                                           In Thousands (except earnings per share)

                                                          2002    2001      2000      1999      1998
                                                         ------  -------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
-----------------------------

Finance charges on installment contracts                 $   -   $    -   $    10   $   117   $   588
Net revenue from matured insurance policies                  -        -         5       248         9
                                                         ------  -------  --------  --------  --------
Total net revenues                                       $   -   $    -   $    15   $   365   $   597
                                                         ======  =======  ========  ========  ========

Operating (loss), including loan loss provisions and
  recoveries                                             $(214)  $ (834)  $(1,190)  $  (998)  $(1,469)
Net interest income/(expense)                                       (21)       56      (187)     (508)
Write-off of assets, and accrual expenses
  related to the consumer loan and viatical businesses                                  (69)     (132)
Insurance policy write-down recapture                                16       106       536
Cancellation of Florida tax claim                                             178
Gain on ITB settlement                                               10
Miscellaneous other income/(expense), net                   52        8        45       (40)     (101)
                                                         ------  -------  --------  --------  --------

Results of operations, including interest expense,
  before debenture conversion charge and
  discontinued operations                                 (162)    (821)     (805)     (758)   (2,210)
Non-cash debenture conversion charge                         -        -         -         -    (6,261)
                                                         ------  -------  --------  --------  --------

Net loss before reorganization costs, bankruptcy court
  settlements, discontinued operations, and
    extraordinary items                                   (162)    (821)     (805)     (758)   (8,471)
Bankruptcy reorganization expenses                           -        -      (190)     (492)     (212)
Gain on adversary claim and (loss) on
  settlement ITB / NPD                                       -        -       451    (1,368)        -
                                                         ------  -------  --------  --------  --------
Net loss before discontinued operations, and
  extraordinary items                                     (162)    (821)     (544)   (2,618)   (8,683)
Discontinued operations:
  Income (loss) from operations of
    discontinued subsidiary                                 95       57
Extraordinary items:
  Gain as result of reorganization                                            178     5,342
  Net gain on early extinguishment of debt                   -        -         -         -     3,172
                                                         ------  -------  --------  --------  --------

                                                         $ (67)  $ (764)  $  (366)  $ 2,724   $(5,511)
                                                         ======  =======  ========  ========  ========

                                                                        Fiscal Years Ended March 31:
                                                         -----------------------------------------------------------
                                                            2002         2001         2000       1999       1998
                                                         -----------  -----------  -----------  -------  -----------
PER SHARE DATA:
---------------

Loss per share before reorganization costs, bankruptcy
  court settlements, discontinued operations, and
  extraordinary items                                    $    (0.15)  $    (0.75)  $    (0.77)       *   $    (1.40)

Bankruptcy reorganization expenses                                                      (0.18)       *        (0.04)
Gain on adversary claim (loss) on settlement ITB / NP                                    0.43        *
Discontinued operations                                        0.09         0.05                     *
Extraordinary items:
  Net gain as a result of reorganization                                                 0.17        *
  Gain on early extinguishment of debt                            -            -            -        *         0.53
                                                         -----------  -----------  -----------  -------  -----------
Net income / (loss)                                      $    (0.06)  $    (0.70)  $    (0.35)  $    -   $    (0.91)
                                                         ===========  ===========  ===========  =======  ===========


Weighted average number of common and common
  equivalent shares outstanding and issuable              1,095,303    1,093,950    1,042,237        *    6,039,391


                                                                                As of March 31:
                                                         -----------------------------------------------------------
                                                               2002         2001         2000     1999         1998
                                                         -----------  -----------  -----------  -------  -----------
BALANCE SHEET DATA:

  Total Assets                                           $       97   $      112   $      772   $5,197   $    7,640
  Total Liabilities                                             741          688          586    4,629       11,078
  Total Stockholder's Equity                                   (644)        (576)         186      568       (3,438)

* The per share data for 1999 above has not been presented due to the cancellation of all common stock and common stock equivalents as of March 5, 1999. No uncancelled stock was outstanding at March 31, 1999.

The following quarterly selected financial data of the company fro the fiscal years ended March 31, 2002 and 2001, has been derived from the Company's unaudited consolidated fincial statements.

QUARTERLY  FINANCIAL  DATA - UNAUDITED


                              Quarter       Quarter         Quarter       Quarter     Quarter       Quarter         Quarter
                               ended         ended           ended         ended       ended         ended           ended
                             March 31,    December 31,    September 31    June 30,   March 31,    December 31,    September 31
                               2002           2001            2001          2001        2001          2000            2000
                            -----------  --------------  --------------  ----------  ----------  --------------  --------------
Gross revenues              $        -   $           -   $           -   $       -   $        -  $           -   $           -

Total net revenues                   -               -               -           -            -              -               -

Operating income / (loss)      (38,279)        (52,246)        (49,104)    (73,945)      12,378       (177,146)       (295,151)

Net income/(loss) before
  discontinued operations
  and extraordiary items       (33,319)        (22,355)        (40,777)    (65,976)      28,661       (170,124)       (301,253)

Income from discontinued
  operations                         -               -               -      94,700       14,911         15,567          21,351

Net income/(loss)              (33,319)        (22,355)        (40,777)     28,724       43,572       (154,557)       (279,902)


Earnings Per Share Data:
------------------------

Net income/(loss) before
  extraordinary items            (0.03)          (0.02)          (0.03)      (0.06)        0.04          (0.14)          (0.25)

Net income/(loss)                (0.03)          (0.02)          (0.03)       0.03         0.04          (0.14)          (0.25)



                             Quarter
                              ended
                             June 30,
                               2000
                            ----------
Gross revenues              $       -

Total net revenues                  -

Operating income / (loss)    (373,736)

Net income/(loss) before
  discontinued operations
  and extraordiary items     (377,770)

Income from discontinued
  operations                    5,065

Net income/(loss)            (372,705)


Earnings Per Share Data:
------------------------

Net income/(loss) before
  extraordinary items           (0.34)

Net income/(loss)               (0.34)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company has been winding down its two businesses, one of which is classified as a discontinued operation (see below). During the fiscal year ended March 31, 2002 the Company sold the residual Loan portfolio. The Company continues to collect amounts due from the residual Policy portfolio.

At March 31, 2002, the Company had cash and cash equivalents of $400, and a negative net equity of $644,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $243,000 at March 31, 2002. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2003. The Company is exploring various strategic options and financial opportunities including the possibility of a merger with Prinova Inc.


RESULTS  OF  OPERATIONS

Fiscal  year  ended March 31, 2002, compared to fiscal year ended March 31, 2001

The Company recorded a net loss of approximately $67,000 for the year ended March 31, 2002. Contributing to the net loss were general and administrative expenses of $222,000.

Net revenues realized from viatical insurance Policies for the years ended March 31, 2002 and March 31, 2001 were $8,000 and zero, respectfully. The Company generally ceased purchasing Policies after September 1994. Future net revenues from the remaining portfolio of five Policies will be irregular, depending primarily upon the timing of mortality of the insured. Net viatical revenues from the Policies are determined by subtracting the Policy cost from the relevant face value after a Policy "matures" (becomes payable by the insurance company).

As of April 1, 2000, the used car loan portion of the Company's business (the "Loans") had been classified as a discontinued operation. Since that date, Loan collections are no longer recorded as Loan revenues or Loan loss recoveries, and likewise, collection expenses are no longer recorded as part of general and administrative expenses; instead, the total net result of any remaining Loan activity were recorded as either a net income or loss from discontinued operations. During the fiscal year ended March 31, 2002 these loans ere sold resulting in a gain of $95,000. During the year ended March 31, 2001, the Company recognized $57,000 of revenues from this discontinued operation.

General and administrative expenses were $222,000 during the year ended March 31, 2002, which represented a reduction of $494,000, compared to the $716,000 expended during the year ended March 31, 2001. This decrease resulted from a combination of offsetting factors, a $237,000 reduction in salary expense and related payroll expenses approximately $107,000 reduction in general administrative expenses (insurance, supplies, licenses, taxes, rent and supplies), and a $150,000 reduction in legal and accounting fees. The $222,000 expended during the year-ended March 31, 2002 consisted primarily of $21,000 in salaries, payroll taxes, and benefits, $77,000 in legal and accounting fees and $90,000 in rent.

Operating losses for the year ended March 31, 2002, were $214,000, compared to operating losses of $834,000 for the year ended March 31, 2001. In total, the $620,000 decrease in operating losses were primarily due to a reduction in general and administrative expenses (as noted above), offset by the loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, of approximately $117,000, which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses.

The impact of non-operating income for the year ended March 31, 2002, was a net $51,000, compared to $13,000 for the year ended March 31, 2001. This results in a net increase in non- operating income of approximately $38,000, which difference is due to a confluence of one-time events, as follows. The $51,000 of non-operating income for the current period was primarily due to $42,000 of rental income related to subleasing the Company's office space, $21,000 gain from the settlement of the lawsuit with the New Mexico Gaming Control Board, and $6,000 gain from investment income. This income was offset by $20,000 from the amortization of the discount on the notes payable. The $13,000 non-operating income for the year ended March 31, 2001 was primarily due to the recapture of $16,000 related to a purchased viatical insurance policy written off in the prior year, $6,000 in rental income related to subleasing the Company's office space, $5,000 of interest income, and a $10,000 gain related to the receipt of rights to a security deposit related to the ITB settlement, offset by the amortization of the discount on the notes payable of $26,000.

Fiscal year ended March 31, 2001, compared to fiscal year ended March 31, 2000

The Company recorded a net loss of $764,000 for the year ended March 31, 2001. Contributing to the net loss were general and administrative expenses of $716,000 and a $117,000 loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO.

Net revenues realized from viatical insurance Policies in the year ended March 31, 2001, was zero, as compared to $5,000 in net viatical revenues in the year ended March 31, 2000. The Company generally ceased purchasing Policies after September 1994, and in May and July 1995, sold the majority of its portfolio. Future net revenues from the remaining portfolio of five Policies as of March 31, 2001 will be irregular, depending primarily upon the timing of mortality of the insured. Net viatical revenues from the Policies are determined by subtracting the Policy cost from the relevant face value after a Policy "matures" (becomes payable by the insurance company).

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

General and administrative expenses were $716,000 during the year ended March 31, 2001, which represented a reduction of $656,000, compared to the $1,372,000 expended during the year ended March 31, 2000. This decrease resulted from a combination of offsetting factors, a $420,000 reduction in salary expense and related payroll expenses approximately $300,000 reduction in general administrative expenses (insurance, supplies, licenses, taxes, rent and supplies), and approximately $100,000 reduction in legal and accounting fees. The $716,000 expended during the year-ended March 31, 2001 consisted primarily of $300,000 in salaries, payroll taxes, and benefits, $237,000 in legal and accounting fees and $115,000 in rent.

Operating losses for the year ended March 31, 2001, were $833,000, compared to operating losses of $1,367,000 for the year ended March 31, 2000. In total, the $534,000 decrease in operating losses were primarily due to a reduction in general and administrative expenses (as noted above), offset by the absence of any operating revenue sources for the fiscal year ended March 31, 2001, and a loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, of approximately $117,000, which was primarily due to the cancellation of an outstanding receivable due under the adversary settlement which was offset in the termination agreement with a cancellation of DeSantis' claim for reimbursement of legal expenses.

The impact of non-operating income, court settlements and extraordinary items for the year ended March 31, 2001, was a net $13,000, compared to approximately $1.0 million for the year ended March 31, 2000. This results in a net decrease in non- operating income of $987,000, which difference is due to a confluence of one-time events, as follows. The $13,000 non-operating income for the current period was primarily due to the recapture of $16,000 related to a purchased viatical insurance policy written off in the prior year, $6,000 in rental income related to subleasing the Company's office space, $5,000 of interest income, and a $10,000 gain related to the receipt of rights to a security deposit related to the ITB settlement, offset by the amortization of the discount on the notes payable of $26,000. The $374,000 non-operating income for the prior period was primarily due to the $451,000 gain as a result of the settlement with Nunzio DeSantis, a cancellation of a $178,000 Florida tax claim, a $178,000 gain on a Debenture settlement, a viatical policy write-down recapture of $106,000, and interest income of $87,000.

In addition to the above, for the year ended March 31, 2001, the Company incurred no reorganization costs related to the bankruptcy proceedings, compared to $190,000 in the prior year. The net effect of the foregoing was a net loss of $763,000 for the year ended March 31, 2001. The net loss for the same period last year was $366,000. The $763,000 loss for the year ended March 31, 2001 is due to a $117,000 loss on the termination agreement with Nunzio P. DeSantis, the Company's former CEO, and general and administrative expenses of $716,000. The $366,000 loss for the year ended March 31, 2000 was due primarily to an operating loss of $1,367,000 and reorganization costs of $189,000, partially offset by non-operating income of approximately $1.0 million. The net decrease in income of $398,000, as compared to the prior fiscal year, was attributable primarily to one-time events occurring in the current year as previously noted, and a reduction in general and administrative expenses. The net decrease in income was also due to one-time events occurring in the prior year including the $451,000 gain on settlement of adversary agreement and the cancellation of a $178,000 tax claim which was partially offset that year by a $189,000 spent on reorganization costs.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's immediate viability as a going concern depends upon the successful installation of a new line of business and the attainment of profitability. Cash flow was a negative $12,000 for the fiscal year ended March 31, 2002 as compared to a negative $360,000 and a negative $4,565,000 for the fiscal years ended March 31, 2001 and 2000, respectively. At March 31, 2002, the Company had cash and cash equivalents of $400, and a negative net equity of $644,000. In comparison the Company had cash and cash equivalents or $13,000, and a negative net equity of $576,000 at March 31, 2001. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $243,000 at March 31, 2002. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to obligations currently due the debenture holders, through the fiscal year ending March 31, 2003. The Company is not likely to be able to secure and install a new, profitable line of business in this time frame. Thus, the Company will likely have to either be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations.

The Company's portfolio of unmatured viatical insurance Policies totaled five at March 31, 2002, having a combined face value of $356,000 and a net book value of $50,000. The Company ceased purchasing Policies in September 1994.

For the fiscal year ended March 31, 2002, cash provided by investing activities was $95,000, which was primarily the result of the receipt of funds related to the gain from the sale of the loan portfolio. There was $28,000 cash provided by investing activities for the fiscal year ended March 31, 2001 which was primarily the result of the receipt of funds related to the termination agreement of Nunzio P. Desantis, the Company's former CEO.

There was no cash provided by financing activities for the fiscal year ended March 31, 2002. Cash provided by financing activities for the fiscal year ended March 31, 2001 was $80,000, which was primarily due to the proceeds received in conjunction with the stock issuance.

In summary, the Company decreased its cash and cash equivalents by $12,000 during the fiscal year ended March 31, 2002, to a total of $400. The decrease was largely due to the net use of cash for operating activities and other business expenses. During the current fiscal year, the Company's net equity decreased, from a negative $576,000 at March 31, 2001, to a negative $644,000 at March 31, 2002, a decrease of approximately $68,000.

During the fiscal years ended March 31, 2002 and March 31, 2001, the Company suffered recurring losses from operations that has raised substantial doubt about its ability to continue as a going concern. As a result of the Company's economic condition and the legal opinion of the Company's former counsel, the first $121,000 notes payable payments were not made as originally scheduled, and as of the date of this filing, have not been made. Additionally, the second and third $121,000 notes payable payments were also not made as originally scheduled, and as of the date of this filing, have not been made.

ITEM  8.  FINANCIAL  STATEMENTS

The responses to this Item are submitted in a separate section of this Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 8, 2002, the Certified Public Accounting firm of Meyners + Company LLC resigned as the accountants for the Company. The accountants reports issued by Meyners + Company, LLC for the past two years have been unqualified reports and there have been no modifications as to uncertainty, audit scope, or accounting principles for that two-year period.

There have been no disagreements with Meyners + Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures during the two most recent fiscal years.




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

                                Year First
                                 Elected
Name                  Age        Director                 Position
Luther W. Reynolds    66           2002           President, Chairman of the
                                                  Board and Directors
Augustine Chris Baca  53           2002           Director and Vice President
Werner Gellert        76           2002           Director and Secretary


Effective January 29, 2002, three new directors were appointed to the Company's Board. They are: Mr. Luther W. Reynolds of Albuquerque, New Mexico; Mr. Augustine Chris Baca of Albuquerque, New Mexico, and Mr. Werner Gellert, also of Albuquerque, New Mexico.

Mr. Luther W. Reynolds was appointed as President and Chairman of the Board of Directors on January 29, 2002. Mr. Reynolds has been a business consultant in private practice for fifteen years, and has held executive positions in banking; utility companies, and wholesales companies. Mr. Reynolds is a Certified Public Accountant and holds an MBA from The University of Texas at Austin. In addition Mr. Reynolds has served as a member of the Board of Directors for several profit and non-profit organizations. Mr. Reynolds served as Acting President for the Company from January 8 to January 28, 2002 when he was officially appointed as the President and Chairman of the Board of Directors.

On January 29, 2002 Mr. Chris Baca was also appointed the Vice President of the Company. Mr. Baca is the President and Chief Executive Officer of two not-for-profit organizations in Central New Mexico. Mr. Baca hold's a Master's Degree in Public Administration from the University of New Mexico. Mr. Baca has also completed certificate programs and fellowship programs from Harvard University, JFK School of Government and Kellogg National Leadership Fellow. Mr. Baca has served on the Board of Directors for several profit and non-profit organizations.

On January 29, 2002 Mr. Werner Gellert was appointed as the Secretary of the Company. Mr. Gellert has spent most of his career as an international banker in the United States. He currently is the founder of a museum and study center in Albuquerque, NM. Mr. Gellert was born in Breslau, Germany and educated in Germany, China and the United States. Mr. Gellert holds a Bachelor of Arts degree from National Ching Tung University in Shanghai, China. He has attended additional classes from the University of Denver and Hebrew Union College in Los Angeles, California.

Effective January 8, 2002 Mr. John D. Emery resigned as the Acting President and Chairman of the Board of Directors for the Company. Mr. Emery resigned for personal reasons. Mr. Emery served in the capacity of the Acting President, Secretary of the Company, and Chairman of the Board of Directors since October 2000. In addition Mr. Vincent J. Garcia resigned as a member of the Board of Directors as of January 29, 2002. Mr. Garcia resigned for personal reasons.



ITEM  11.  EXECUTIVE  COMPENSATION.

SUMMARY  COMPENSATION  TABLE

The following table provides information concerning the compensation paid for fiscal years ended March 31, 2002, 2001 and 2000 to persons who served as Chairman of the Board, President, Chief Executive Officer, Executive Vice President, and Treasurer. Mr. John Emery was the only executive officer of the Company for the fiscal year 2001 and served until January 8, 2002. Effective
January 22, 2002 the executive officers of the company included Mr. Luther W. Reynolds, President, Mr. Augustine Chris Baca, Vice President, and Mr. Werner Gellert, Secretary. There was no compensation for the executive officers since January 29, 2002.

------------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
 Name and Principal Position                 Annual Compensation                   Long Term Compensation    All
                                                                                                            other
                                                                                                            Compen
                                                                                                           -sation
                                                                                                            ($)(1)
------------------------------------------------------------------------------------------------------------------
                                                                                   Awards            Payout
------------------------------------------------------------------------------------------------------------------
                                                                Other      Restricted   Securities
                                                                Annual       Stock      Underlying    LTIP
                                   Year  Salary ($)   Bonus    Compen-      Award(s)     Options/    Payout
                                                       ($)    sation ($)       $         SARS (#)      ($)
                                                                 (1)
------------------------------------------------------------------------------------------------------------------
John D. Emery                                                         -              -            -        -     -
  Former Acting President, Former  2002  $    14,769       -
Acting Chairman of the Board
  Corporate Secretary              2001  $    10,708
------------------------------------------------------------------------------------------------------------------
Jeffery Ovington                   2001  $    86,776       -          -              -            -        -     -
  Former Executive Vice President
  And Former Treasurer             2000  $   122,200
------------------------------------------------------------------------------------------------------------------
 Nunzio P. DeSantis                2001  $    45,673       -          -              -            -        -     -
  Former President and Former
  Chief Executive Officer          2000  $   237,500
------------------------------------------------------------------------------------------------------------------

     (1) Except as indicated, the aggregate amount of perquisites and other personal benefits paid to the named persons did not exceed the lesser of 10 percent of each officer's total annual salary and bonus for the fiscal years and $100,000.



COMPENSATION  OF  DIRECTORS

The Directors do not receive any compensation for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS.

The Company does not have any securities authorized for issuance under an equity compensation plan.

Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, traded in a private sale between two third parties. The buyer and new majority owner is Prinova LLC, a New Mexico limited liability company, which is a private, closely-held company, headquartered in New Mexico. Prinova LLC has no past or present ties or affiliations to any shareholder, director, or officer of the Company prior to October 2000. From October 2000 to January 29, 2002, Mr. Vincent Garcia, the majority owner of Prinova LLC, was a member of the Company's Board of Directors. The following table states certain information concerning stock ownership of all persons known by the Company to beneficially own five percent or more of the Company's outstanding Common Stock, as well as holdings of each current director, and all current directors and executive officers of the Company as a group, as of June 21, 2002, when the Company had outstanding 1,095,303 issued.

                                     Amount and
Name and address                     nature of
of beneficial owner,                 beneficial   Percent of
or identity of group                 ownership   class owned
-----------------------------------  ----------  ------------

Prinova Capital Group, LLC              634,028        57.88%
600 Central Ave SW
Albuquerque, NM

Vorarlberger Volksbank Reg. Gen.        262,500         24.0%
Bahnhofstrasse12
6900 Bregenz
Austria

Entities associated with
Smith Management, LLC                    53,472          4.9%
885 Third Ave., 34/th/ Floor
New York, NY 10022

All current directors and executive
officers as a group                           -            0%

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

For the fiscal year ended March 2002 the parties having a material interest in the Company include Vincent Garcia and Patsy Garcia (husband and wife) who collectively own 100% of Prinova LLC, and 95% of Prinova Inc.

Prinova LLC is a New Mexico limited liability company, which is a private, closely-held company, headquartered in New Mexico. Prinova LLC has no past or present ties or affiliations to any shareholder, director, or officer of the Company prior to October 2000. From October 2000 to January 29, 2002, Mr. Vincent Garcia, the majority owner of Prinova LLC, was a member of the Board of Directors. Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, changed hands in a private sale between two third parties. Prinova LLC has also acquired a majority of the seller's rights under the 5-year, uncollateralized, non-interest bearing debt obligations of the Company having a face value of $412,500.

Prinova Inc. is a New Mexico private, closely-held corporation, headquartered in New Mexico. Prinova Inc. has no past or present ties or affiliations to any shareholder, director, or officer of the Company prior to October 2000. From October 2000 to January 29, 2002, Mr. Vincent Garcia, the majority owner of
Prinova  LLC,  was  a  member  of  the  Board  of  Directors.

Prinova Inc. subleases office space from the Company on a month-to-month basis for $3,250 per month. In November 2001 the Company entered into a debt arrangement with Prinova Inc. for a total of $75,000 that may be drawn on an as needed basis. The term of the note includes interest at 12% and is due on or before December 31, 2003. The note is secured by the first proceeds from the potential sale of the viatical settlements and the property and equipment of the company.

During the year the Company purchased several fractional assignments of interest held by Prinova Investments, Ltd., a whole-owned subsidiary of Prinova Inc., and two other unrelated companies. The company acquired assignments of interest for a total $65,000. The Company received the entire investment balance of $65,000 plus a profit of $6,500.

The Company and its subsidiaries had no employees. Accounting and management services are being contracted from Prinova Inc.

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

The following financial statements have been filed with and are included in this report:

      (a) (1)  Financial  Statements

               Independent  Auditors'  Report

               Consolidated  Balance  Sheets  -  March  31,  2002  and  2001

               Consolidated  Statements  of  Operations  -  Year ended March 31,
                 2002;  Year  ended  March  31,  2001.

               Consolidated Statements of Stockholders' Equity / (Deficit) -Year
                 ended  March  31,  2002;  Year  ended  March  31,  2001.

               Consolidated  Statements  of  Cash  Flows  - Year ended March 31,
                 2002;  Year  ended  March  31,  2001.

               Notes to Consolidated Financial Statements


      (b)      Reports  on  Form  8-K
               Form  8-K  filed  January  8,  2002**
               Form  8-K  filed  February  16,  2002**
               Form  8-K  A  filed  February  21,  2002**


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

                                   SIGNATURES


Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized on June 21, 2002.

                                              AUTOLEND GROUP, INC.

                                              By:  /s/  Luther W. Reynolds
                                                   -----------------------
                                                   Luther W. Reynolds
                                                   President


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                          DATE
     ---------                    -----                          ----

     /s/  Luther  W.  Reynolds    Chairman  of the Board         June 21, 2002
     -------------------------    of Directors and President
     Luther  W.  Reynolds



     /s/  Augustine Chris Baca    Director and Vice President    June 21, 2002
     -------------------------
     Augustine  Chris  Baca



     /s/  Werner  Gellert         Director and Secretary         June 21, 2002
     -------------------------
     Werner  Gellert

                               AUTOLEND GROUP, INC.
                                       AND
                                  SUBSIDIARIES
                          INDEPENDENT AUDITORS' REPORT
                                       AND
                              FINANCIAL STATEMENTS
                             March 31, 2002 and 2001

                      AUTOLEND GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


Annual Financial Statements:
                                                                             PAGE
                                                                             ----

     Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets as of March 31, 2002 and March 31, 2001. .  F-4

     Consolidated Statements of Operations for the Years ended March 31,
          2002, March 31, 2001, and March 31, 2000. . . . . . . . . . . . .  F-5

     Consolidated Statement of Stockholders' Equity/(Deficit) for the Years
           ended March 31, 2002, March 31, 2001 and March 31, 2000. . . . .  F-7

     Consolidated Statements of Cash Flows for the Years ended March 31,
          2002, March 31, 2001, and March 31, 2000. . . . . . . . . . . . .  F-8

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  F-10

ENDERSON, BLACK & COMPANY, P.C.

-----------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS & MANAGEMENT CONSULTANTS

                                                 6605 Uptown Blvd. NE, Suite 370
                                                   Albuquerque, New Mexico 87110
                                                           Phone: (505) 830-2500
                                                             FAX: (505) 830-2600
                                                        Email: cblack@cpa-hb.com


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of AutoLend Group, Inc. and Subsidiaries
Albuquerque, New Mexico

We have audited the accompanying consolidated balance sheet of AutoLend Group, Inc. (a Delaware corporation) as of March 31, 2002, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AutoLend Group, Inc. as of March 31, 2001 were audited by other auditors whose report dated May 31, 2001, expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AutoLend Group, Inc. as of March 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as a result, its liquidity has been impaired. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note  2.



Albuquerque,  New  Mexico
June  14,  2002

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
     AutoLend Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AutoLend Group, Inc. (a Delaware corporation) and subsidiaries (the "Company"), as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for the years ended March 31, 2001 and March 31, 2000, and for the twenty-six days ended March 31, 1999, and the eleven months and five days ended March 5,1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted audition standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related 2001, 2000, and 1999 financial schedule on page S-1 is presented for purposes of additional analysis and is not required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The accompanying consolidated financial statements and related financial statement schedule have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operation and as a result, its liquidity has been impaired. This raises substantial doubt about its ability to continue as a going concern. Managements' plans in regard to these matters are described in Note 3. The consolidated financial statements and related financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Meyners + Company, LLC
Meyners + Company, LLC
Albuquerque, New Mexico
May 31, 2001

                            AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                   MARCH 31, 2002 AND 2001

                                                                    March 31,     March 31,
                                                                      2002          2001
                                                                  ------------  ------------
ASSETS:
  Cash                                                            $       368   $    12,912
  Accounts receivable                                                  10,000             -
  Prepaid expenses                                                          -           151
  Prepaid franchise tax                                                 4,388         4,788
                                                                  ------------  ------------
    TOTAL CURRENT ASSETS                                               14,756        17,851
  Deposit                                                              10,000        10,000
  Purchased insurance policies, net                                    50,459        52,037
  Fixed assets, net                                                    22,315        31,815
                                                                  ------------  ------------
TOTAL ASSETS                                                      $    97,530   $   111,703
                                                                  ============  ============

LIABILITIES:
  Accounts payable - other                                              9,661        17,364
  Accrued payroll                                                      33,225        33,225
  Accrued liabilities                                                  37,642        68,930
  Note payable to related party                                        72,526             -
  Current portion of notes payable to stockholders                    396,009       287,949
  Accrued interest - notes payable to stockholders                     77,451        57,432
                                                                  ------------  ------------
    Total current liabilities                                         626,514       464,900
  Long-term portion of notes payable to stockholders                  114,724       222,784
                                                                  ------------  ------------
  TOTAL LIABILITIES                                                   741,238       687,684
                                                                  ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.002 par value. Authorized 5,000,000 shares             -             -
    No shares issued and outstanding at March 31, 2002 and
    March 31, 2001                                                          -             -
  Common stock, $.002 par value. Authorized 40,000,000 shares
    Issued and outstanding 1,095,303 shares at March 31, 2002
    and March 31, 2001.                                                 2,190         2,190
  Additional paid-in capital                                          675,068       675,068
  Accumulated deficit                                              (1,320,966)   (1,253,239)
                                                                  ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY                                         (643,708)     (575,981)
                                                                  ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    97,530   $   111,703
                                                                  ============  ============

          See accompanying notes to consolidated financial statements.

                               AUTOLEND GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                 2002        2001         2000
                                                              ----------  ----------  ------------
REVENUES:
  Revenues from matured insurance policies                    $  10,000   $       -   $    37,500
                                                              ----------  ----------  ------------
    Gross revenues                                               10,000                    37,500
  Cost of matured insurance policies                             (1,578)          -       (32,625)
                                                              ----------  ----------  ------------
    TOTAL NET REVENUES                                            8,422                     4,875
  General and administrative expenses                          (221,996)   (716,155)   (1,372,402)
  Loss on termination agreement                                       -    (117,500)            -
                                                              ----------  ----------  ------------
    OPERATING LOSS                                             (213,574)   (833,655)   (1,367,527)
                                                              ----------  ----------  ------------
OTHER INCOME / (EXPENSES)
  Interest income                                                   322       4,862        75,858
  Investment income                                               6,500           -             -
  Gain on ITB Settlement                                              -      10,000             -
  Gain on State Assessment Settlement                            21,286           -             -
  Rental income                                                  42,250       6,500             -
  Notes payable, discount amortization                          (20,018)    (25,931)      (31,501)
  Interest expense                                                    -         (40)            -
  Cancellation of Florida tax claim                                   -           -       177,876
  Recapture - purchase insurance policies                                    15,649       106,213
  Other income                                                      807       2,129        45,268
                                                              ----------  ----------  ------------
    TOTAL NET OTHER INCOME / (EXPENSE)                           51,147      13,169       373,714
                                                              ----------  ----------  ------------
Loss from continuing operations                                (162,427)   (820,486)     (993,813)
  Reorganization cost incurred after Chapter 11 proceedings           -           -      (189,841)
  Gain on Advesary claim and (loss) on settlement ITB/NPD             -           -       451,040
                                                              ----------  ----------  ------------
Loss before discontinued operations and extraordinary items    (162,427)   (820,486)     (732,614)
  Discontinued operations:
    Income from discontinued operations (net)                    94,700      56,894       188,164
  Extraordinary item:
    Gain as result of reorganization-debentures                       -           -       178,454
                                                              ----------  ----------  ------------
    NET LOSS                                                  $ (67,727)  $(763,592)  $  (365,996)
                                                              ==========  ==========  ============

          See accompanying notes to consolidated financial statements.

                               AUTOLEND GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                           FOR YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                 2002         2001         2000
                                                              -----------  -----------  -----------
Loss before discontinued operations and extraordinary items   $    (0.15)  $    (0.75)  $    (0.70)
  Discontinued operations:
    Income from discontinued operations (net)                       0.09         0.05         0.18
  Extraordinary item:
    Gain as result of reorganization-debentures                        -            -         0.17
                                                              -----------  -----------  -----------

  Net loss per share                                          $    (0.06)  $    (0.70)  $    (0.35)
                                                              ===========  ===========  ===========


Weighted average number of common and common
  equivalent shares issued and outstanding                     1,095,303    1,089,345       45,367

Weighted average number of common and common
  equivalent shares issuable                                           -        4,605      996,870
                                                              -----------  -----------  -----------

Total weighted average number of common and common
  equivalent shares issued and outstanding, and issuable      $1,095,303   $1,093,950   $1,042,237
                                                              ===========  ===========  ===========

          See accompanying notes to consolidated financial statements.

                                            AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
                                        FOR YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                 Preferred Stock  Common Stock
                                                 ---------------  -----------            Additional
                                                  # of      $        # of         $       Paid-in    Accumulated
                                                 Shares  Amount     Shares      Amount    Capital      Deficit       Total
                                                 ------  -------  -----------  --------  ---------  -------------  ----------
Balance at March 31, 1999                             -        -   1,040,000   $ 2,080   $690,033   $   (123,651)  $ 568,462
  Issuable common stock not issued                    -        -     (25,000)      (50)   (16,587)             -     (16,637)
  Issuance of 78,678 shares of new
    common stock at $1.00 per share
    net of cost                                       -        -      78,678       157          -              -         157
  Net loss for fiscal year ended March 31, 2000       -        -           -         -          -       (365,996)   (365,996)
                                                 ------  -------  -----------  --------  ---------  -------------  ----------
Balance at March 31, 2000                             -        -   1,093,678     2,187    673,446       (489,647)    185,986
  Issuance of 1,625 shares of new
    common stock at $1.00 per share                   -        -       1,625         3      1,622              -       1,625
  Net loss for fiscal year ended March 31, 2001       -        -           -         -          -       (763,592)   (763,592)
                                                 ------  -------  -----------  --------  ---------  -------------  ----------
Balance at March 31, 2001                             -        -   1,095,303     2,190    675,068     (1,253,239)   (575,981)
  Net loss for fiscal year ended March 31, 2002       -        -           -         -          -        (67,727)    (67,727)
                                                 ------  -------  -----------  --------  ---------  -------------  ----------
Balance at March 31, 2002                             -        -  $1,095,303   $ 2,190   $675,068   $ (1,320,966)  $(643,708)
                                                 ======  =======  ===========  ========  =========  =============  ==========


          See accompanying notes to consolidated financial statements.

                                  AUTOLEND GROUP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR YEARS ENDED MARCH 31, 2002, 2001 AND 2000


                                                                   2002         2001         2000
                                                               ------------  ----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                     $   (67,727)  $(763,592)  $  (365,996)
  Adjustments to reconcile net income/(loss) to
      net cash flow from operating activities:
    Depreciation expense                                             9,500      10,562        19,454
    Gain on adversary claim, loss on ITB/NPD settlement                                     (451,040)
    Gain as a result of reorganization-debentures                                           (178,454)
    Gain on cancellation of Florida tax claim                                               (177,876)
    Gain on sale of installment loan portfolio                     (95,000)
    Loan loss recovery, net                                                                 (273,954)
    Loss on termination agreement with former officer                                        117,500
    Amortization of note discount                                   20,019      25,931        31,501
    S-1 Registration costs currently expensed                                                 78,141
    Gain on relief of liability                                                              (27,950)
    Write-down / (recapture) - purchased insurance policies                                 (106,213)
    (Gain) on sale of assets                                                    (1,051)
  Changes in assets and liabilities:
    Accounts Receivable                                            (10,000)
    Prepaid expenses                                                   151      21,305        (4,787)
    Prepaid franchise tax                                              400      (4,788)
    Installment contracts / recoveries receivable (car loans)                   35,390       292,359
    Other receivables                                                           40,955         3,786
    Deposit                                                                    (10,000)
    Purchased insurance policies                                     1,578     (16,359)      197,185
    Accounts payable and accrued liabilities                        (7,703)     75,558      (549,192)
    Notes payable - related party                                   72,526
    Other liabilities - contingent                                 (31,288)          -             -
                                                               ------------  ----------  ------------
      Cash used by operating activities                           (107,544)   (468,589)   (1,513,036)
                                                               ------------  ----------  ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from officer                                                         27,500
  Proceeds from sale of installment loan portfolio                  95,000
  Purchase of investments                                          (65,000)
  Proceeds received from investments                                65,000
  Proceeds from sale of fixed assets                                             1,793
  Purchase of fixed assets                                               -      (1,279)       (1,053)
                                                               ------------  ----------  ------------
      Cash provided (used) by investing activities                  95,000      28,014        (1,053)
                                                               ------------  ----------  ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Payment to debenture holders                                                            (2,894,000)
  S-1 Registration costs                                                                    (156,664)
  Proceeds from stock issuance                                           -      80,303             -
                                                               ------------  ----------  ------------
      Cash provided (used) by financing activities                       -      80,303    (3,050,664)
                                                               ------------  ----------  ------------
NET INCREASE (DECREASE) IN CASH FLOWS                              (12,544)   (360,272)   (4,564,753)
CASH AT BEGINNING OF PERIOD                                         12,912     373,184     4,937,937
                                                               ------------  ----------  ------------
CASH AT END OF PERIOD                                          $       368   $  12,912   $   373,184
                                                               ============  ==========  ============

          See accompanying notes to consolidated financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

There were no non-cash investing or financing activities during the year ended March 31, 2002. During the year ended March 31, 2001, the following non-cash investing and financing activities occurred:

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

During the year ended March 31, 2000, the following non-cash investing and financing activities occurred:

     As the result of the settlement of the adversary claim against Nunzio DeSantis, the Company cancelled accrued payroll and expenses owed by the Company to Mr. DeSantis in the amount of $256,230 and cancelled $7,058 in accrued payroll taxes. The Company also acquired from Mr. DeSantis furniture and fixtures with an estimated market value of $37,752. Additionally, a receivable in the amount of $150,000 was recorded to account for the outstanding value of equity securities due to the Company by Mr. DeSantis; the transfer of these securities is to be completed by July 11, 2000. The net total of the above resulted in a gain on the adversary settlement of $451,040.

     At March 31, 2000, the Company had 78,678 shares of Common Stock issued or issuable, for which a related receivable of $78,678 was due from the transfer agent.

     The Company's former counsel determined that certain debenture claims reported at March 31, 1999 were unable to be substantiated by the respective claimants. As a result of the Company's relief from this obligation, the Company's accounts payable to debenture holders was reduced by $149,250, the notes payable to debenture holders was reduced by $12,567, and a corresponding extraordinary gain of $178,454 was recognized.
     Additionally, Common Stock and paid-in capital were reduced by $50 and $16,587 respectively.

AUTOLEND GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002, 2001, AND 2000

The accompanying consolidated financial statements include the accounts of AutoLend Group, Inc. and its wholly owned subsidiaries, Autolend Corporation, American Life Resources Group, Inc., and LB NM, Inc. (collectively, the "Company").

AutoLend Group, Inc. maintained a residual portfolio of sub-prime, consumer used-car loans (also referred to as installment contract receivables, or the "Loans") through its wholly owned subsidiary, AutoLend Corporation. On April 4, 2001 the loan portfolio was sold to an unrelated third party for $95,000. This activity had been accounted for as a discontinued operation since April 1, 2000. LB NM, Inc. and American Life Resources Group, Inc., maintain a residual portfolio of life insurance policies purchased from persons with life-threatening illnesses, a business generically referred to as viatical settlements (the "Policies"). Policies were no longer purchased after September 1994.

For over three years, the Company's activities have been concentrated on resolving the recently concluded bankruptcy, which among other things, included the filing of a Registration Statement, which was made effective by the SEC on January 19, 2000. During the fiscal year ended 2001, the Company terminated its efforts to develop and obtain licensure as a distributor for a new gaming business as outlined in its Plan of Reorganization.


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)  Basis  of  Presentation

The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business (see Note 2).


(b)  Basis  of  Accounting  and  Consolidation  Policy

The Company's consolidated financial statements have been prepared on the accrual basis of accounting. Intercompany transactions and balances have been eliminated in consolidation.

(c)  Revenue  Recognition

Purchased Insurance Policies - Revenue and cost of revenue are recognized upon the maturity of a policy (death of the insured). Unmatured Policies are carried, at estimated market value, as an investment asset. The cost of a Policy includes the initial purchase price, insurance premiums, and other direct expenditures paid by the Company for the purchase and maintenance of the Policy. Revenues are accounted for as "Gross Revenues" (i.e., before deduction of costs) and as "Net Revenues" (after deduction of costs). Net Revenues are combined with revenues from other business operations in calculating the Company's "Total Net Revenues." The ability to recognize matured policy revenue during the period in which a Policy matures depends on the Company's receiving notification of its maturity from a representative of the insured. In some instances, notification may not occur until significantly after the insured's death and after the consolidated financial statements have been finalized for the period in which the Policy matured. To the extent Policy maturities cannot be recorded in the period the Policy matures, the revenue and cost related to the maturity are recognized in the consolidated statement of operations after the maturity of the Policy.

Allowance for Credit Losses - As of March 31, 2002 and 2001, management believes that the value reflected for the outstanding Policies is fully collectable, and has, accordingly, not provided for an allowance against these amounts.
(d)  Income  Taxes

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

(e)  Fair  Value  of  Financial  Instruments

The Company's financial instruments include cash, purchased Policies, accounts payable, accrued liabilities, and notes payable. The fair values of these financial instruments have been determined using available market information and interest rates as of March 31, 2002. All of the Company's financial instruments are held for non-trading purposes.

(f)  Earnings  per  Share

Primary earnings per share amounts are computed based on: the weighted average number of shares issuable and outstanding for the fiscal year ended March 31, 2002, which were 1,095,303; on the weighted average number of shares issuable and outstanding March 31, 2001, which were 1,093,950; on the weighted average number of shares issuable and outstanding March 31, 2000, which were 1,042,237. There were no Options or Warrants outstanding at March 31, 2002 and 2001. Fully diluted earnings per share amounts computed based on the weighted average number of shares issuable, subscribed for, and outstanding for 2002 and 2001 are not presented because they do not differ significantly from primary earnings per share, and they would be anti-dilutive.

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

(2)  GOING  CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future capital and financing requirements and the success of future operations. During the fiscal year ended March 31, 2002, the Company suffered recurring losses from operations that has raised substantial doubt about its ability to continue as a going concern. As a result of the Company's economic condition and the legal opinion of the Company's former counsel, the first $0.1 million notes payable payments were not made as originally scheduled have not been made. Additionally, subsequent notes payable payments were not made as originally scheduled have not been made. The Company's immediate viability as a going concern depends upon the successful installation of a new line of business and the attainment of profitability.

At March 31, 2002, the Company had cash and cash equivalents of $400 and a negative net equity of $644,000. The equity is exclusive of any remaining amounts due pursuant to the Albuquerque office lease obligation, which approximated $243,000 at March 31, 2002. The Company believes that it presently has insufficient cash necessary to meet its daily operating requirements without regard to its notes payable obligations, through the fiscal year ending March
31, 2003. The Company is not likely to be able to secure and install a new, profitable line of business before it runs out of cash. Thus, the Company will likely have to be acquired, merge, or liquidate. Without either an infusion of capital, and / or the sale or realization of assets for cash at greater than net book value, the Company may not be able to meet all its present obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is exploring various strategic options and financial opportunities including the purchase of certain operating assets of Prinova Capital Group, Inc. Prinova Capital Group Inc. is a private, closely-held financial services company, headquartered in Albuquerque, New Mexico and has no past or present ties or affiliations to any recent or former shareholder, director, or officer of the Company.

(3)  RELATED  PARTY  TRANSACTIONS

Transactions with Prinova Capital Group, LLC - Prinova Capital Group LLC ("Prinova LLC") is a New Mexico limited liability company which is a private, closely-held company, headquartered in New Mexico. Prinova LLC has no past or present ties or affiliations to any shareholder, director, or officer of the Company prior to October 2000. From October 2000 to January 29, 2002, Mr. Vincent Garcia, the majority owner of Prinova LLC, was a member of the Company's Board of Directors.

Effective October 12, 2000, a block of 634,028 shares of the Company's common stock, equal to approximately 58% of the total shares outstanding, changed hands in a private sale between two third parties. Prinova LLC has also acquired a majority of the seller's rights under the 5-year, uncollateralized, non-interest bearing debt obligations of the Company having a face value of $412,500.

Transactions with Prinova Capital Group, Inc. - Prinova Capital Group, Inc. ("Prinova Inc.") is a New Mexico private, closely-held corporation, headquartered in New Mexico. Prinova Inc. is a separate entity form Prinova LLC, though under the same general ownership and control as Prinova LLC. Prinova Inc. has no past or present ties or affiliations to any shareholder, director, or officer of the Company prior to October 2000. From October 2000 to January 29, 2002, Mr. Vincent Garcia, the majority owner of Prinova Inc, was a member of the Company's Board of Directors.

Prinova Inc. subleases office space from the Company on a month-to-month basis for $3,250 per month. In November 2001 the Company entered into a debt arrangement with Prinova Inc. for a total of $75,000 that may be drawn on an as needed basis. The term of the note includes interest at 12% and is due on or before December 31, 2003. The note is secured by the first proceeds from the potential sale of the viatical settlements and the property and equipment of the company.

During the year the Company purchased several fractional assignments of interest held by Prinova Investments, Ltd., a whole-owned subsidiary of Prinova Inc., and two other unrelated companies. The company acquired assignments of interest for a total $65,000. The Company received the entire investment balance of $65,000 plus a profit of $6,500.

(4)  PURCHASED  INSURANCE  POLICIES

At March 31, 2002 and 2001, the face values of the policies held were $356,044 and $366,044, respectively. The book value of these policies at March 31, 2002 and 2001 was the same at $50,459 and $52,037, respectively.

(5)  FIXED  ASSETS

Depreciation is computed by using the straight-line method over five years, the estimated useful life of the asset(s). A summary of fixed assets and accumulated depreciation recorded for the fiscal years ended March 31, 2002 and 2001 is as follows:

                                    2002       2001
                                 ---------  ---------
Furniture and fixtures           $ 46,705   $ 46,705
Computers and software              9,486      9,486
                                 ---------  ---------
Gross book value.                  56,191     56,191
Less:  accumulated depreciation   (33,876)   (24,376)
                                 ---------  ---------
Total net book value             $ 22,315   $ 31,815
                                 =========  =========


(6)   INCOME  TAXES

A reconciliation of the Company's actual income tax (benefit) / expense to that computed using the United States federal statutory rate of 34% is as follows:

                                             Year Ended        Year Ended       Year Ended
                                           March 31, 2002    March 31, 2001   March 31, 2000
                                          ----------------  ----------------  ---------------
Computed "expected" tax (benefit expense  $       (25,890)  $      (259,621)  $       124,439
Increase (decrease0 in income taxes
resulting from:
  Change in valuation allowances                                  3,450,928         (200,593)
  Other                                                                 (55)         (51,978)
  Net operating loss carryforward                  25,890        (3,191,252)          128,132
                                          ----------------  ----------------  ---------------

Total income tax expense                  $             -   $             -   $             -
                                          ================  ================  ===============

The tax effects of temporary differences that give rise to deferred tax liabilities at March 31, 2002 and 2001 are presented as follows:

                                                         2002        2001
                                                      ----------  ----------
Deferred tax assets:
  Capital loss carryover                              $ 515,076   $ 515,076
  Net operating loss                                    191,137     191,137
  Other                                                   1,182       1,182
                                                      ----------  ----------
    Subtotal: Gross deferred tax assets               $ 707,395   $ 707,395
                                                      ----------  ----------
Deferred tax liabilities:
    Other
      Subtotal: Gross deferred tax liabilities        $       -   $       -
                                                      ----------  ----------
Net deferred tax asset, before valuation   allowance    707,395     707,395
Valuation allowance for deferred tax assets            (707,395)   (707,395)
                                                      ----------  ----------

  Total deferred tax asset                            $       -   $       -
                                                      ==========  ==========

It was determined that it is more likely than not that the deferred tax asset will not be realized, therefore, the net deferred tax asset was fully allowed for as of March 31, 2002 and 2001.

(7)   NET  OPERATING  LOSS  CARRYFORWARDS

As of March 31, 2002, the Company had available unused capital loss carryforwards and operating loss carryforwards that may provide future tax benefits, which expire as follows:


                Unused Capital    Federal Unused Net    State Unused Net
Year of              Loss           Operating Loss       Operating Loss
Expiration       Carryforwards       Carryforwards        Carryforwards
   2003        $             -  $                 -  $           7,000
   2004                186,000                                  10,000
   2005                126,000                                  12,000
   2006                                                        321,000
   2007                                                         26,000
   2012                                      35,000
   2013                                      39,000
   2019                                      58,000
   2020                                      61,000
   2021                                     321,000
   2022                                      26,000
               ---------------------------------------------------------
   Total       $       312,000  $           540,000  $         376,000
               =========================================================


Capital loss carryforwards arise due to losses incurred on the disposal of capital assets and may be used to offset future capital gains associated with the disposal of capital assets (but may not be used to offset ordinary income). Net operating loss carryforwards are the result of prior (and current) years' operations, which had recorded a net loss in terms of income tax computations. In general, operating loss carryforwards can be used to offset future operating profits, thus negating the necessity to pay corresponding future income taxes (until the loss carryforwards become used up or expire). Any such future operating profits (which might realize these tax benefits) could be derived internally, or could be derived from acquiring additional assets, or from the purchase of another qualified business entity through the acquisition of its stock. During fiscal year ended March 31, 2001, a substantial change in ownership occurred that resulted in a reduction of net operating loss tax benefit. The federal net operating loss was reduced by $10,828,000 and the state net operating loss was reduced by $11,835,000. Other limiting factors may also apply.

At a combined federal and state corporate statutory tax rate of 38.8%, the remaining losses can, in a valid situation, result in the cancellation of a requirement to pay approximately $200,000 in federal and state income taxes, either immediately in one year or spread out until their expiration dates. The requirements to utilize such loss carry forwards are strict and the possibilities for usage are limited.

(8)  STOCKHOLDERS'  EQUITY

As of March 31, 2002 and 2001, 1,095,303 shares were issued and outstanding.

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

(9)  COMMITMENTS  AND  CONTINGENCIES

Notes Payable. As a result of the Debenture debt forgiveness, uncollateralized, non-interest-bearing notes aggregating $609,000 (undiscounted) were received by former Debenture holders who elected Option A under the Plan. For financial statement presentation, these notes have been discounted based on an imputed interest rate of 6%, resulting in an unamortized discount of $98,267; thus, these notes have been recorded at their discounted value of $510,733. During the year ended March 31, 2002 and 2001, $20,018 and $25,931, respectively, of the discount has been amortized.

These notes are payable in five equal annual payments of $121,800. The first annual payment was originally scheduled for March 5, 2000; however, on advice of the then corporate counsel, a payment was not made according to that original schedule. The scheduled payments due March 5, 2002 and March 5, 2001 were also not made. The payments that are due are, at this point, due primarily to shareholders. Management is seeking appropriate guidance with respect to this issue.

Albuquerque Office Lease. In January 2001, the Company entered into a lease, which resulted in scheduled lease payments of approximately $101,700, $156,540, and $121,320 for the fiscal years ending 2002, 2003, and 2004, respectively. The lease terminates on December 31, 2003, and the lease payments are $7,000 per month for the first year and increase to $12,900 per month for the second year. Each April 1, the lease payments may be adjusted according to any changes in the Consumer Price Index (which estimated adjustments are included above). At March 31, 2002, the remaining obligation under the lease totaled approximately $114,000. The lease grants two options to extend the term of the lease for five years each. Effective February 1, 2001, the Company subleases a portion of its space on a month-to-month basis to Prinova Capital Group, LLC, the controlling shareholder of the Company. The amount paid to the Company from Prinova during the fiscal year ended March 31, 2001 was $6,500.